Form 10-Q
period 1998-09-30
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23957
                             MEDITECNIC, INC.
                  (Exact Name of Registrant as specified in its Charter)

            Delaware                             87-0430532
(State or other Jurisdiction of                      I.R.S. Employer Identi-
Incorporation or Organization                                  fication No.)

      24351 Pasto Road, Suite B, Dana Point, California 92629
(Address of Principal Executive Offices)                           (Zip Code)

                       (949) 489-2400
         (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the
Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common
Stock, as of the latest practicable date.

Common Stock, $.001 par value                          7,527,588
Title of Class                                   Number of Shares outstanding
                                                          at September 30, 1998
No exhibits included.

                                                            MEDITECNIC, INC.
                                     (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                        December 31,      September 30,
                                                                                            1998              1998


Current Assets
      Cash and Cash Equivalents                                                                               2,409,899


      Total Current Assets                                                                                    2,409,899

Other Assets - Patents                                                                                          637,260

      TOTAL ASSETS                                                                     $                $     3,047,159





                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                 $                $



STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares of Series A Preferred
  Stock issued and outstanding                                                                                        1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 27,588 and 7,527,588 shares issued
  and outstanding                                                                                  28             7,528

Additional paid-in Capital                                                                          1         3,075,055

Accumulated deficit during the development stage                                                   28          (35,425)




      TOTAL STOCKHOLDERS' EQUITY                                                                              3,047,159





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $                $     3,047,159

     The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED             September 7, 1994
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997     September 30, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                    25,368                                12,201                                  37,335
  Research and Development                      20,752                                18,520                                  20,752
TOTAL OPERATING EXPENSES                        46,120                                30,721                                  57,907

Net Operating Income                          (46,120)                              (30,721)                                (57,907)

OTHER INCOME (LOSS)
  Interest Income
  Interest Expense                             (1,832)                               (1,638)                                   1,832
  Foreign Currency Gains (Losses)               12,556                                12,689                                  12,555


    Total Other Income                          10,724                                11,051                                  14,387

NET (LOSS)                              $     (35,396)                              (19,670)                          $     (43,520)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $                   $        (.01)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000            27,588             424,600             27,588              420,491

                               See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED              September 7, 1994
                                                   September 30,                        September 30,                      TO
                                              1998             1997               1998                 1997       September 30, 1998



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $     (35,396)    $                 $       (19,678)      $                   $     (43,520)

  Add item not requiring the
   use of cash                                                                                                                   271

  Increase (decrease) in accounts
   payable - patent                                                                (587,048)                                     591



  Net cash flows from operating
   activities                                 (35,396)                             (606,718)                                   (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Patent                         (637,260)                                                                         (271)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                     1,939
   Sale of Common Stock                      3,082,556                             2,980,821                                     746


  Net Cash flows from financing
   activities                                3,082,556                             2,980,821                                   1,246

NET INCREASE (DECREASE) IN CASH         2,409,899                           2,374,103                                 (763)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                           35,805



CASH BALANCE AT END OF
  PERIOD                                $    2,409,899    $           --    $      2,409,899      $                   $    2,409,899



Supplemental Cash Flow Information
  Cash Paid for
    Taxes                                                                                                                      1,106
    Interest
  Shares issued for payment of
    payables and expenses                                                                                                     14,500



                                 See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the three and nine months ended September 30, 1998 and 1997.

         Reference is made to the Company's Form 10-SB. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, th Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              MEDITECNIC, INC.



Date:     January 10, 2000           By:
                                             /s/ Finn Robert-Tissot
                                             Chief Financial
                                            Officer (chief financial officer
                                               and accounting officer and duly
                                                        authorized officer)