Form 10-Q
period 1999-03-31
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

     14 Quai du Seujet, Geneva, Switzerland CH-1201
(Address of Principal Executive Offices)                          (Zip Code)

                         (949) 489-2400
                  (Registrant's Telephone Number, including Area Code)




           Indicate by check mark whether the Registrant (i) has filed all reports required to be iled by Section 13, or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii)
has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                         7,527,485
Title of Class                                   Number of Shares outstanding
                                                           at March 31, 1999
No exhibits included.

                                                            MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                       December 31,         March 31,
                                                                                           1998               1999


CURRENT ASSETS
  Cash                                                                                $      860,288    $       685,684
  Interest Receivable                                                                          3,056                174
  Marketable Securities                                                                    1,585,467          1,593,660


  Total Current Assets                                                                     2,448,811          2,279,518

Other Assets - Patent                                                                        637,260            637,260

              TOTAL ASSETS                                                            $    3,086,071    $     2,916,778




                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                  1                  1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued and outstanding                                          7,528              7,528

Additional paid-in capital                                                                 3,075,055          3,075,055

Accumulated deficit during the development stage                                             (7,623)          (177,804)
Accumulated Other Comprehensive Income                                                        11,110             11,998




              TOTAL STOCKHOLDERS' EQUITY                                                   3,086,071          2,916,778





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $    3,086,071    $     2,916,778




      The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                        (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  1999                 1998          March 31, 1999





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                          11,478                                  60,587
  Research and Development                                                           168,037                                 195,099


TOTAL OPERATING EXPENSES                                                             179,516                                 255,686

NET OPERATING INCOME                                                               (179,516)                               (255,715)

OTHER INCOME (LOSS)
  Interest Income                                                                      5,725                                   8,781
  Interest Expense                                                                   (4,583)                                 (6,415)
  Gain in Marketable Securities                                                        8,193                                  75,545


                                                                                       9,335                                  77,911


NET (LOSS)                                                                         (170,181)      $                   $    (177,804)

NET (LOSS) PER SHARE                                                        $          (.02)      $                   $        (.01)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             7,527,485             27,580              420,791
















                             See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                        (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  1999                 1998          March 31, 1999



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $      (170,181)      $                   $    (177,804)

  Increase in Interest Receivable                                                      2,882                                   (174)

  Increase in Other Comprehensive Income                                                 888                                  11,998


  Net cash flows from operating
   activities                                                                      (166,411)                               (165,980)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Used For Patent Acquisition                                                                                         (637,260)
  Increase In Marketable Securities                                                  (8,193)                             (1,593,660)


  Net Cash flows from investing activities                                           (8,193)                             (2,230,920)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,584


  Net Cash flows from financing
   activities                                                                         10,622

NET INCREASE (DECREASE) IN CASH                                             (174,604)                                 685,684

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          860,288                                      --



CASH BALANCE AT END OF
  PERIOD                                                                    $        685,684      $           0       $      685,684



Cash paid for Interest                                                                 4,583                                   6,415










                           See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at
 March 31, 1999, the results of operations for the three months ended June 30, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and
 1998.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              MEDITECNIC, INC.



Date:     October 2, 2000           By:   /s/ Finn Robert-Tissot
                                           Finn Robert-Tissot,
                                             Chief Financial
                                          Officer (chief financial officer
                                            and accounting officer and duly
                                                        authorized officer)