Form 10-Q
period 1999-06-30
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23957
         CIK 0001058549

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                          7,527,485
Title of Class                                     Number of Shares outstanding
                                                           at June 30, 1999
No exhibits included.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                        December 31,        June 30,
                                                                                            1998              1999


Current Assets
  Cash                                                                                        860,288           555,113
  Interest Receivable                                                                           3,056               174
  Marketable Securities                                                                     1,585,467         1,604,330


    Total Current Assets                                                                    2,448,801         2,159,617

  Other Assets - Patent                                                                       637,260           637,260
    Note Receivable - non-current                                                                               135,266

              TOTAL ASSETS                                                             $    3,086,071   $     2,932,143




                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                   1                 1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,588 shares issued and outstanding                                           7,528             7,528

Additional paid-in Capital                                                                  3,075,055         3,075,055

Accumulated deficit during the development stage                                              (7,623)         (162,439)
Accumulated other comprehensive income                                                         11,110            11,998




              TOTAL STOCKHOLDERS' EQUITY                                                    3,086,071         2,932,143





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $    3,086,071   $     2,932,143









       The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE

                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              1999             1998               1999                 1998           June 30, 1999





REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                     5,279            13,301               1,994             13,301               54,417
  Research and Development                     176,231             2,222                  --              2,222              203,293


TOTAL OPERATING EXPENSES                       181,510            15,523               1,994             15,523              257,710

Net Operating Income (Loss)                  (181,510)          (15,523)             (1,994)           (15,523)            (257,710)

Other Income (Loss)
  Interest Income                               12,595                                 6,871                                  15,651
  Interest Expense                             (4,763)             (194)               (180)              (194)              (6,595)
  Marketable Securities Gain (Loss)             18,863                              (10,670)                                  86,215


  Total Other Income (Loss)                     26,695             (194)              17,361              (194)               95,271


NET INCOME (LOSS)                       $    (154,815)          (15,717)              15,366      $    (15,717)       $    (162,439)

NET INCOME (LOSS) PER SHARE             $        (.02)    $        (Nil)    $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485
















                                See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              1999             1998               1999                 1998           June 30, 1999



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $    (154,815)    $     (15,717)    $         15,365      $    (15,717)       $    (162,439)

  Increase - Interest Receivable                 2,882                                    --                                   (174)
  Increase in Other Comprehensive                  888                                    --                                  11,998
  Initial Deficit                                                                                                               (28)

  Increase (decrease) in accounts
   payable - patent                                              587,048                               (50,212)



  Net cash flows from operating
   activities                                (151,045)           571,331              15,365           (65,929)            (150,586)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for patent acquisition                             (637,260)                                                   (637,260)
  Increase in Marketable Securities           (18,863)                              (10,670)                             (1,604,330)
  Increase in Note Receivable                (135,266)                             (135,266)                               (135,266)


  Net Cash used in Investing Activities (154,129)         (637,260)         (145,936)                                 (2,376,856)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                          101,734                                                   3,082,556


  Net Cash flows from financing
   activities                                                    101,734                                                   3,082,556

NET INCREASE (DECREASE) IN CASH         (305,175)         35,805            (130,571)             (65,929)            555,113

CASH BALANCE AT BEGINNING
  OF PERIOD                                    860,288                               685,684            101,735



CASH BALANCE AT END OF
  PERIOD                                $      555,113    $       35,805    $        555,113      $      35,805       $      555,113



Cash Paid for Interest                           4,763               194                 180                194                6,595





                                See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1999


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three and six months ended June
         30, 1999 and 1998, and the cash flows for the three and six months ended June 30, 1999 and 1998.

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.


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