Form 10-Q
period 1999-09-30
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                   7,527,545
Title of Class                                   Number of Shares outstanding
                                                       at September 30 ,1999
No exhibits included.

                                                            MEDITECNIC, INC.
                                         (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                        December 31,      September 30,
                                                                                            1998              1999


Current Assets
      Cash and Cash Equivalents                                                               860,288           510,370
      Interest Receivable                                                                       3,056             6,358
      Marketable Securities                                                                 1,585,467         1,605,160


      Total Current Assets                                                                  2,448,811         2,121,888

Other Assets - Patents                                                                        637,260           637,260
      Note Receivable - non current                                                                             136,943

      TOTAL ASSETS                                                                     $    3,086,071   $     2,896,091





                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares of Series A Preferred
  Stock issued and outstanding                                                                      1                 1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued
  and outstanding                                                                               7,528             7,528

Additional paid-in Capital                                                                  3,075,055         3,075,055

Accumulated deficit during the development stage                                              (7,623)         (198,491)
Accumulated other comprehensive income                                                         11,110            11,998




      TOTAL STOCKHOLDERS' EQUITY                                                            3,086,071         2,896,091





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $    3,086,071   $     2,896,091


       The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              1999             1998               1999             1998      September 30, 1999


REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                    21,732            25,502              16,451             15,477               70,868
  Research and Development                     204,513            20,752              28,282             18,530              231,575
TOTAL OPERATING EXPENSES                       226,245            46,254              44,733             34,007              302,443

Net Operating Income                         (226,245)                              (44,733)           (34,007)            (302,443)

OTHER INCOME (LOSS)
  Interest Income                               20,456                                 7,860                                  23,511
  Interest Expense                             (4,772)           (1,832)                 (9)            (1,638)              (6,604)
  Marketable Securities Gains (Losses)          19,693                                   830                                  87,045


    Total Other Income                          35,377           (1,832)               8,681            (1,638)              103,952

NET (LOSS)                              $    (190,868)          (48,086)            (36,052)           (32,369)            (198,491)

NET (LOSS) PER SHARE                    $        (.03)    $        (Nil)    $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485


















                            See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              1999             1998               1999                 1998      September 30, 1999



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $    (190,868)    $     (48,086)    $       (36,052)      $    (32,369)       $    (198,491)

  Increase - Interest Receivable               (3,302)                               (6,184)                                 (6,358)
  Increase in other comprehensive
      Income (Loss)                                888            12,689                                 12,689               11,998
  Initial Deficit                                                                                                                 28

  Increase (decrease) in accounts
   payable - patent                                                                                   (587,047)



  Net cash flows from operating
   activities                                (193,282)          (35,397)            (42,236)          (606,727)            (192,823)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for Patent Acquisition                             (637,260)                                                   (637,260)
  Increase in Marketable Securities           (19,693)                                 (830)                             (1,605,160)
  Increase in Note Receivable                (136,943)                               (1,677)                               (136,943)


                                             (156,636)         (637,260)             (2,507)                             (2,379,363)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                        3,082,556                              2,980,821            3,082,556


  Net Cash flows from financing
   activities                                                  3,082,556                              2,980,821            3,082,556

NET INCREASE (DECREASE) IN CASH         (349,918)         2,409,899         (44,743)              2,374,094           510,370

CASH BALANCE AT BEGINNING
  OF PERIOD                                    860,288                               555,113             35,805



CASH BALANCE AT END OF
  PERIOD                                $      510,370    $    2,409,899    $        510,370      $   2,409,899       $      510,370



Supplemental Cash Flow Information
  Cash Paid for
    Interest                                     4,772             1,832                   9              1,638                6,604


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


                                                  MEDITECNIC, INC.



Date:     October 2, 2000             By:      /s Finn Robert-Tissot
                                                Finn Robert-Tissot
                                       Chief Financial
                                             Officer (chief financial officer
                                              and accounting officer and duly
                                                      authorized officer)