Form 10KSB
period 1999-12-31
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23957

                                                 MEDITECNIC, INC.
                 (Exact name of small business issuer in its charter)

                         Nevada                               87-0430532
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                        Identification No.)

14 Quai du Seujet, Geneva, Switzerland                             CH-1201

           (Address of principal executive offi            (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
                                         Common Stock, par value $.001


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES   X        NO

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 1999:

Common Stock, $.001 Par Value - 7,527,485 Shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Meditecnic, Inc., a Nevada corporation (the "Company"), is the successor by merger on April 18, 1998 with Viking Broadcasting Corporation, a Utah corporation incorporated on May 4, 1984 as Carrigan Gold Corporation. Viking was formed originally to sell and deal in minerals and oil and gas properties. This venture and an investment in broadcasting properties were unsuccessful.

 The primary activity of the company is the development and commercialization of a medical device initially proposed to be sold to the dental market place (the "Device"). The Device induces a cavitation in a liquid chemical substance. When employed in the dental pulp cavity (such as in the case of performing a root canal) the Device serves to clear, sterilize and seal the cavity and prepare it for filling. The Device also has applications under investigation in the endoscopic and opthalmic fields.

 The Company has agreed to acquire the Device's license rights acquired from Meditecnic, S.A.
("Meditecnic"). The executive offices of the Company are located at 14 Quai du Seujet, Geneva, Switzerland CH
1201.  Its U.S. telephone number is (949) 489-2400.

The Device

 The Device as currently designed consists of a desktop machine, including (a) a pump and a sealed fluid tank to induce cavitation in a fluid at specific frequencies (b) meters and control valves, (c) a delivery system consisting of a treatment nozzle with a hollow needle to bring the fluid to the treatment area, and (d) a drying nozzle. A working prototype and a bill of materials have already been developed. All parts for the Device are currently available off the shelf from multiple suppliers. The Device is powered by alternating electric current. The cavitation process consists in reducing pressure of a liquid in a water tank and then modulating the pressure at predetermined resonant frequencies, between atmospheric pressure and vapor tension (one tenth to one fifth atmospheres). Cavitation causes an implosion in the resultant steam bubbles, which sterilizes and removes loose or decayed materials. Saline solution or special treatment fluids can be employed. Meditecnic has also conducted preliminary testing of the Device for use in opthomology and endoscopy. Based on the results of such tests, the Company believes that commercial applications exist in these fields, but no development plans have been formalized.

Joint Development Agreement

 On August 1, 1994, Meditec S.A., the developer of the Device and then owner of the patents, entered into a Joint Development Agreement with Kerr Corporation ("Kerr"). Kerr is a subsidiary of Sybron Corporation. Kerr develops, manufactures, and markets a broad range of consumable dental products, including restorative materials (which include amalgam alloys, composites, cavity liners and ancillary products), curing lights, impression materials, endodontic instruments and materials, dental burs, preventive products, laboratory products, industrial jewelry products, and infection control products. Kerr's sales are made primarily through dental distributors serviced by approximately 92 sales representatives worldwide.

 On October 23 and November 19, 1996, Meditec SA sold all its patent rights to Meditecnic S.r.l.

 Kerr, Meditec S.A. and Meditecnic S.r.l. amended the Joint Development agreement in February 1997 to assign all of Meditec's rights to Meditecnic S.r.l., to assign Kerr's rights to Sybron Dental Specialists, Inc., an affiliate of Kerr ("Sybron") and to give to Kerr the rights to obtain an exclusive license to manufacture and sell the products licensed under a license agreement. On February 19, 1997, Meditecnic S.r.l. and Sybron entered into a License Agreement, pursuant to which Sybron was granted the worldwide exclusive right to manufacture and sell Licensed Products under the License Agreement. On January 14, 1998, Meditecnic S.r.l. sold all of the patents and assigned the Sybron agreement to Meditecnic.

 The Company intends to acquire all of the patent rights of Meditecnic and Meditec and all of the rights of the Sybron agreement for 925,000 swiss francs (approximately US$637,000). To date no sales of Licensed Products have occurred. Sybron has informed the Company that sales are expected to commence in June 1998 and based on this information the Company believes that royalties would commence to be received by the Company by December 1998, although there can be no assurance as to when any royalties would be received.

Dentistry

      There are approximately 152,000 dentists in active practice in the United States, and an additional 400,000 dentists in Europe and the developed countries of the world. According to U.S. government studies, as a result of fluoridation of water and toothpaste and improved dental care, the incidence of dental cavities decreased by 50% from 1960 to 1980. However, industry analysts believe that, as the U.S. population grows and ages and more natural teeth are retained, the demand for dental services will increase.

 The practice of dentistry includes preventative restoration dentistry, as well as subspecialties including endodontics (root canal procedures), periodontics (treatment of gum disease), prosthodontics (replacement of teeth), oral surgery and orthodontics. The Device has applications for periodontics and endodontics in removing plaque and diseased tissue and to clean and sterilize tissue for further treatment.

 Plaque is a sticky, colorless film of bacteria that forms on teeth. If not removed regularly, it can cause cavities or gum (periodontal) disease. Most adults have periodontal disease, which can exist without symptoms for years. When plaque is allowed to build up in the crevice between tooth and gum, it eventually separates the gum from the tooth root. As the gum pulls away, the bone underneath deteriorates. The resulting periodontitis causes tooth loss in 70% of all adults, according to the American Academy of Periodontology.

 When plaque hardens, it becomes tartar, a rough, porous material that can be removed only by professional cleaning. Although tartar itself is not believed to cause periodontal disease, the presence of tartar makes plaque harder to remove.

 Root canals are often necessary when decay has penetrated to the pulp of the tooth (the tissue in the center of the tooth containing nerves and blood vessels) and causes infection. The inflammation, in turn, causes swelling, which strangles the pulp by cutting off the blood supply, thus killing the tissue. Since a dead nerve usually becomes abscessed, spreading infection to nerves in outer coverings or roots, the removal of the nerve (a root canal) is the only way to prevent serious side effects (swelling, pain, etc.) and save the tooth.

 Conventional treatment of root canals typically requires three appointments with the dentist, during which the dentist, working through an opening in the tooth's crown, sterilizes and packs the pulp chamber and root canals with molded fillings. If a tooth is badly infected, the tooth may be left open for a day to drain. Time between appointments can range from a day to two to three weeks, depending on scheduling and the severity of problems. Root canals typically cost $200 to $850 per tooth (depending on the number of canals in the tooth) for the procedure itself, plus x-rays and other costs, according to recent dental surveys, but are less expensive than tooth removal and replacement. Clinical studies suggest that 25% of conventional root canals become re-infected within 6 to 24 months of the root-canal procedure, resulting in having to reopen or remove the tooth.

Competition

 The medical and dental marketplace is currently extremely competitive. The Device will compete with similar cavitation-based designs, traditional dental methods, dental lasers and kinetic devices. A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities.

Government Regulation

 The Company's products will be subject to significant government regulation in the United States and other countries. To clinically test, manufacture and market products for human diagnostic and therapeutic use, the

Company must comply with mandatory regulations and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Company's products for routine clinical applications, or that the length of time the process will require will not be extensive.

 There are two principal methods by which FDA regulated devices may be marketed in the United States. One method is under Section 510(k) of the Food, Drug and Cosmetics Act where applicants must demonstrate that the device for which clearance is sought is substantially equivalent to a device marketed in interstate commerce prior to May 28, 1976. The FDA's stated intention is to review 510(k)s as quickly as possible, generally within 90 days; however, the complexity of a submission or a requirement for additional information will typically extend the review period beyond 90 days. Domestic marketing of the product must be deferred until written clearance is received from the FDA. In some instances, an Investigational Device Exemption ("IDE") is required for clinical trials for a 510(k) notification.

 Pursuant to its Joint Development Agreement with Kerr Corporation, Meditec S.A. and Meditecnic s.r.l has agreed that Kerr will submit a 510(k) application with the FDA within eight weeks of completion of a primate and human teeth study presently being conducted. The Company understands that a 510(k) applications is being prepared by Sybron.

 The alternative method by which the FDA will allow regulated devices into commercial distribution in the United States is under a Pre-Market Approval ("PMA"). A PMA application is required for a Class III medical device that does not qualify for consideration under Section 510(k). The review period for a PMA application is fixed at 180 days, but the FDA typically takes much longer to complete its review.

 The FDA typically requires clinical testing to determine safety and efficacy of the Company's laser systems for hard tissue applications. To conduct human clinical testing, typically the FDA must approve an Investigational Device Exemption ("IDE").

 The FDA also imposes various requirements on manufacturers and sellers of products it regulates under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. The FDA also may require post-marketing practices, record keeping and reporting requirements. There can be no assurance that the appropriate approvals from the FDA will be granted, that the process to obtain such approvals will not be expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. The failure to receive requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and could have a materially adverse effect on the business of the Company.

 Foreign sales of the Device will be are subject to the regulatory requirements of the recipient country or, if applicable, the harmonized standards of the European Community. These vary widely among the countries and may include technical approvals, such as electrical safety, as well as the demonstration of clinical efficacy. The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant by June, 1998 to continue marketing within the member states.

 The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.


Item 2.   DESCRIPTION OF PROPERTY

 The Company has obtained in March 1998 the use of a limited amount of office space at 14 Quai du Seujet, Geneva, Switzerland, at nominal cost. The Company is seeking to locate additional office and research space in the near future. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 (a)  Market Information

 The Company's Common Stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "VKBR" since November 27, 1997 and then as MEDT.. There has been limited trading of the Common Stock.

 (b)  Holders

      As of December 31, 1999, there were approximately 120 holders of Company common stock and two holders of Series A preferred stock.

 (c) Dividends

          The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has had limited operations to date other than the acquisition of the patents and license rights. In March 1998 the Company raised $100,000 in an offering of common stock. In 1999 the Company sold $3,000,000 in Common Stock. The Company is in the research and development stage of its products. Research and development costs were $206,508 in fiscal 1999 and $27,062 in fiscal 1998. Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis. The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. The Company also loaned $134,093 to Meditecnic with interest at 5%. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346).

             Cash on hand is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2000.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                                       Age         Position

Pierre Chamay                                               64          President and Director

Finn Robert-Tissot                                          59          Secretary/Treasurer and Director

          Mr. Chamay has been an independent business consultant since 1995. From 1987 to 1995 he owned and was an officer of several businesses in Lausanne, including Monchoisi, S.A.,
 Centre Technique S.A., Monsa, S.A.
and La Sallaz. Since 1952 he has held executive positions or founded several businesses. He graduated from the
College Calvin in Geneva and the University of Geneva with a degree in economics.

          Dr. Robert-Tissot has been a dental practitioner specializing in implantology in Neuchatel, Switzerland since 1965. In addition to his degree in dentistry, he received a doctorate in medicine from Oxford University in 1982. Mr. Robert-Tissot has participated extensively in professional associations.

Item 10. EXECUTIVE COMPENSATION

          No compensation is paid or anticipated to be paid by the Company until the receipt of revenues. Directors currently receive no compensation for their duties as directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. The address of each officer and director is care of the Company.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                      Shares Owned(1)                     Common Stock

Pierre Chamay                                            --                                 --

Finn Robert-Tissot                                       --                                 --

Marina Zuliani                                      600,000                               8.0%
Calle Martinengo 5974/B
30122 Venezia
Italia

Andrea Leardini                                     600,000                               8.0%
Calle Martinengo 5974/B
30122 Venezia
Italia






Societe Financiere du Seujet Limited                600,000                               8.0%
ICC House 17
Dame Street
Dublin 2
Ireland

(2)                                               1,600,000                              21.2%
Operadora Financiera de Inversiones y Commercio S.A.
Via Espana y Calle Combia
Panama

Sangate Enterprises, Inc.                           600,000                               8.0%
Road Town-Pasea Estate
P.O. Box 3149
Tortola
British Virgin Islands

Laly Limited Group, Inc.(2)                       1,600,000                              21.2%
McW. Todman & Co.
Barristers & Solicitors
2nd Floor
116 Main Street P.O. Box 3342
Road Town, Tortola
British Virgin Islands

Orazio Pizzardi                                     600,000                               8.0%
Via Milavio
10100 Settino Tormese, Italy

Maurice Tolub                                       600,000                               8.0%
8, Dugit Street, Cluster 6
Cessarea, Israel

Colette Nouvel Rousselot                            600,000                               8.0%
7 Avenue de Verzy
F-75017, Paris

Herve Rousselot                                     600,000                               8.0%
7 Avenue de Verzy
F-75017, Paris

All officers and
directors as a group
(2 persons) --                                           --

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Does not include 500 shares of Series A Preferred Stock, which give this holder together with the other holder of 500 shares, the right to elect two-thirds of the Company's board of directors, but includes 1,000,000 shares issuable upon exercise of an option at $2.00 per share held by each of these persons.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In fiscal 1997, the Company issued 14,500 shares to two persons for services rendered at a price of $1.00 per share. One of the persons who received 14,000 shares was then an officer and director. The shares were issued with a restrictive legend. The Company believes this transaction is exempt under
Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

            On March 18, 1998, the Company issued 6,000,000 Shares of Common Stock for $100,000 to ten persons, 1,000 shares of Series A preferred stock to two purchasers in the common stock offering, and issued options to purchase 1,500,000 shares of common stock at a price of $2.00 per share to each of the holders of the Series A Preferred Stock. The options were exercised in calendar 1999. The issuance of the common and preferred stock was made under Rule 504. A Form D was filed with the Securities and Exchange Commission on March 18, 1998. The options were issued under Regulation S to a non-U.S. purchaser.

            The Company formed a wholly owned subsidiary, Meditecnic, Inc., under the laws of the state of Nevada in March 1998. The majority shareholders of the Company have agreed by consent action to reincorporate the Company in Nevada by merging the Company with and into Meditecnic Inc., such action to be formally effectuated on April 18, 1998. In connection with the merger each ten shares of the Utah Corporation will be exchanged for one new share of the Nevada corporation. All information herein gives effect to a 1-for 100 reverse stock split effected in March 1998 and to the merger as if it already had occurred.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.  The following exhibits of the Company are included herein.


    Exhibit No.            Document Description

        2.                 Charter and Bylaws

                           2.1.     Articles of Incorporation(1)
                           2.2      Articles of Merger(1)
                           2.3      Bylaws(1)

        3.                 Instruments Defining the rights of security holders

                           3.1      Option Agreement with Laly Limited(1)
                           3.2      Option Agreement with OFINCO(1)

        5.                 Voting Trust Agreement

                           Not Applicable.

        6.                 Material Contracts

                           6.1 Acquisition Agreement between the Comapny and
 Meditecnic SA(1)

        7.                 Material Foreign Patents

                           Not Applicable


(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23957.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 31, 2000.


                                                           MEDITECNIC, INC.


                                                      By:/s/ Pierre Chamay
                                                             Pierre Chamay
                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 31, 2000.



By:/s/ Pierre Chamay                         President and Director


By:/s/ Finn Robert-Tissot       Secretary, Chief Financial Officer and Director

                                                 MEDITECNIC, INC.

                                           (A Development Stage Company)

                                               Financial Statements

                                            December 31, 1999 and 1998

                                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Meditecnic, Inc.


We have audited the accompanying balance sheet of Meditecnic, Inc. (a Nevada corporation) (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the period from March 24, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meditecnic, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from March 24, 1998 to December 31, 1998 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Associates
Salt Lake City, Utah
August 3, 2000



                                                 Meditecnic, Inc.
                                           (A Development Stage Company)

                                                   Balance Sheet

                                                      ASSETS

                                                                           December 31,             December 31,
                                                                               1999                     1998


CURRENT ASSETS
         Cash and Cash Equivalents (Note 3)                             $          267,820      $          860,288
         Interest Receivable                                                         9,597                   3,056
         Marketable Securities (Note 4)                                          1,657,600               1,585,467



                  Total Current Assets                                           1,935,017               2,448,811

OTHER ASSETS
         Patents                                                  (Note 5)         637,260                 637,260
         Deposits (Note 12)                                                        234,066                      --
         Note receivable - non current (Note 9)                                    134,093                 --



                  TOTAL ASSETS                                          $        2,940,436      $        3,086,071



                                               STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY

         Preferred Stock 10,000,000 shares
           authorized; $.001 par value 1,000 shares of
           Series A Preferred issued and
           outstanding (Note 11)                                        $                1      $                1
         Common Stock, $.001 par value;
           50,000,000 shares authorized;
           7,527,485 shares issued and
           outstanding (Note 11)                                                     7,528                   7,528
         Additional paid-in capital                                              3,075,055               3,075,055
         Deficit Accumulated During Development Stage                                    (148,655)          (7,623)
         Accumulated Other Comprehensive Income                                      6,507                  11,110



         Total Stockholders' Equity                                              2,940,436               3,086,071


         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                         $        2,940,436      $        3,086,071




     The accompanying notes are an integral part of these financial statements



                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                             Statements of Operations


                                                                                                   Accumulated
                                                                           For the Period        Since March 24,
                                                      For the Year            March 24,         1998 (inception)
                                                          Ended                1998 to               through
                                                      December 31,          December 31,          December 31,
                                                          1999                  1998                  1999


REVENUE                                         $                 --    $               --     $                --

EXPENSES

   General and Administrative                                       28,445                49,109                  77,554
   Research and Development (Note 6)                                206,508               27,062                  233,570


         Total Expenses                                      234,953                76,171                 311,124

NET INCOME (LOSS)                               $          (234,953)    $         (76,171)     $         (311,124)

OTHER INCOME (LOSS)
   Interest Income                                            27,030                 3,056                  30,086
   Interest Expenses                                         (5,242)               (1,832)                 (7,074)
   Gain on marketable Securities (Note 4)                                           72,133                  67,352  139,485


         Total Other Income                                   93,921                68,576                 162,497

NET (LOSS)                                      $          (141,032)    $          (7,595)     $         (148,627)



Taxes (Note 7)                                                    --                    --                      --



NET (LOSS) PER SHARE                            $              (.02)    $               --



AVERAGE OUTSTANDING SHARES                                7,527,588                    5,610,921












      The accompanying notes are an integral part of these financial statements



                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                        Statements of Stockholders' Equity
                                      From Beginning of Development Stage on
                                     March 24, 1998 through December 31, 1999

                                                                                                                       Accumulated
                                                                                                        Accumulated      Deficit
                                                                                          Additional       Other       During the
                                    Preferred Stock                Common Stock             Paid-in    Comprehensive   Development
                                 Shares         Amount        Shares         Amount         Capital     Income (Loss)      Stage



Balance, March 24, 1998
     (Note 1)                           --  $          --         27,485  $          28  $          --  $          --  $        (28)

Sale of shares in Rule 504
     placement in March 1998
     (Note 11)                       1,000              1      6,000,000          6,000         95,734             --             --

Exercise of options in July
     and September 1998 (Note 11)       --             --      1,500,000          1,500      2,979,321             --             --

Other Comprehensive income:
     Foreign currency translation
         adjustment                     --             --             --             --             --         11,110             --

Net Loss                                --             --             --             --             --             --        (7,595)


Balance,
     December 31, 1998               1,000              1      7,527,485          7,528      3,075,055         11,110        (7,623)

Other Comprehensive income:
     Foreign currency translation
         adjustment                     --             --             --             --             --        (4,603)             --

Net Loss                                --             --             --             --             --             --      (141,032)


Balance,
     December 31, 1999               1,000  $           1      7,527,485  $       7,528  $   3,075,055  $       6,507  $   (148,655)


























     The accompanying notes are an integral part of these financial statements



                                Meditecnic, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                                                   Accumulated
                                                                           For the Period        Since Inception
                                                      For the Year            March 24,          March 24, 1998
                                                          Ended                  to                    to
                                                      December 31,          December 31,          December 31,
                                                          1999                  1998                  1999


CASH FLOWS FROM
    OPERATING ACTIVITIES
        Net Income (Loss)                       $          (141,032)    $          (7,595)     $         (148,627)
        Increase in Interest Receivable                      (6,541)               (3,056)                 (9,597)
        Increase in Other Comprehensive
          Income (Loss)                                      (4,603)                11,110                 (6,507)


    Net cash flows from
      operating activities                                 (152,176)                   459               (151,717)

CASH FLOWS FROM
    INVESTING ACTIVITIES
        Cash used for patent acquisition                          --             (637,260)               (637,260)
        Cash used for deposit                              (234,066)                    --               (234,066)
        Increase in Marketable Securities       (72,133)                (1,585,467)            (1,657,600)
        Increase in Note Receivable                        (134,093)                    --               (134,093)


    Net cash flows from investing activities               (440,292)           (2,222,727)             (2,663,019)

CASH FLOWS FROM
    FINANCING ACTIVITIES
        Sale of common stock                                      --             3,082,556               3,082,556


    Net cash flows from financing activities                      --             3,082,556               3,082,556

INCREASE (DECREASE) IN CASH                     (592,468)               860,288                267,820

CASH AT THE BEGINNING OF PERIOD                              860,288                    --                      --


CASH AT END OF PERIOD                           $            267,820    $          860,288     $           267,820



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                          $              5,242    $            1,832     $             7,074
Taxes   $                                     --                   $  --                 $   --



   The accompanying notes are an integral part of these financial statements

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 1998


NOTE 1 - GENERAL

         Meditecnic, Inc. (the "Company") a Nevada corporation (incorporated on March 24, 1998) is the successor by merger with Viking Broadcasting Corporation, a Utah corporation incorporated on May 4, 1984 as Carrigan Gold Corporation. Prior to the merger and the subsequent acquisition of certain patent rights, Viking was inactive and had discontinued operations. The Company's primary business is developing and marketing advanced products for dental and endoscopic applications.

         The Company has not generated any significant revenues from it's operations and is defined as a development stage company per SFAS No. 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Foreign Currency Translation - Foreign currency transactions (all of which have been in Swiss Francs) are translated into US dollars at the applicable average daily interbank floating rates of exchange, prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into US dollars using the applicable exchange rates prevailing at the balance sheet date. The Company's share capital and reporting currency is denominated in US dollars.

         Estimates - The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loss Per Share - Basic and Diluted - The Company follows SFAS No. 128, "Earnings Per Share". Based earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 1999 and 1998, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 1998
                                                     Continued

NOTE 3 - CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market. The company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits or are in foreign banks.

NOTE 4 - MARKETABLE SECURITIES

         The Company's securities investments that are brought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Net increase in marketable securities for 1998 and 1999 were $67,352 and $72,133, respectively.

NOTE 5 - PATENTS

         Acquisition costs of patents are capitalized. The Company acquired certain patents by agreement dated March 24, 1998 for a purchase price of CHF 950,000 ($637,260 at the exchange rate in effect on the contract date). The Company paid all amounts on the contract by July 30, 1998. These patents will be amortized commencing on commercialization of the patents. Annual taxes and patent license fees and legal costs associated therewith are expensed as incurred. The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate.

NOTE 6 - RESEARCH AND DEVELOPMENT

         Company-sponsored research and development costs related to both present and future products are expensed as incurred. For the years ended December 31, 1999 and 1998 research and development costs were $206,508 and $27,062, respectively.

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 1998
                                                     Continued

NOTE 7 - INCOME TAXES

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, 'Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequence in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represent the tax payable for the period and the change during the period in deferred tax assets and liabilities. As of December 31, 1999 and 1998 there were no deferred tax liabilities or assets. As of December 31, 1999, the Company had net operating loss carryforwards for federal purposes of approximately $140,000. The federal net operating loss carryforwards begins expiring in 2018. The utilization of net operating loss carryforwards may be limited under the provision of Internal Revenue Code Section 382 and similar state provisions. The Company has no U.S. operations and is incorporated in Nevada which levies no income tax on corporations.

NOTE 8 - STOCK-BASED COMPENSATION

         Stock Option Plans - The Company had stock options granted to three companies to acquire shares of the Company's Common Stock at a price of $2 per share (set by the board of directors). The options expire December 31, 2004. A summary of activity follows:

         Options:                                                                                1999         1998


                                                                         Weighted                       Weighted
                                                           Number         Average        Number          Average
                                                             of          Exercise          of           Exercise
                                                           Shares          Price         Shares           Price


         Outstanding at beginning of year                         --   $         --             --   $          --
         Granted                                                  --             --      1,500,000            2.00
         Exercised                                                --             --      1,500,000            2.00
         Cancelled                                                --             --             --              --


         Outstanding at end of year                               --   $         --             --   $          --


         Exercisable at end of year                               --   $         --             --   $          --



                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 1998
                                                     Continued


NOTE 8 - STOCK-BASED COMPENSATION (continued)

         As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

NOTE 9 - NOTE RECEIVABLE

         Note receivable is comprised of a note in the amount of $134,093 loaned in April 1999 to Meditecnic, S.A. which performs research and development for the Company. The note is due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

NOTE 10 - FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

         Foreign currency transaction gains and losses result from a change in exchange rates between the functional currency of the Company and the currency in which a foreign transaction is denominated. These gains or losses are comprised of actual currency gains or losses realized upon settlement of foreign currency transactions and expected (unrealized) currency gains or losses on unsettled foreign currency transactions.

NOTE 11 - STOCKHOLDERS' EQUITY

         In March 1998 the Company effected a placement under Rule 504 of 6,000,000 common shares and 1,000 shares of Series A Preferred Stock to ten persons for $101,735 and options to purchase 1,500,000 shares at $2.00 per share. The options were exercised in fiscal 1998 for net proceeds of $2,980,821 (net of offering costs).

         When the Company changed domicile to Nevada, the capital structure was changed to authorize 50,000,000 common shares, $.001 par value, and 10,000,000 shares preferred shares, $.001 par value. 1,000 shares of the preferred stock have been designed as Class A with the following rights and privileges:

         -        no rights to dividends

         -        no redemption value

         -        liquidation limited to $.01 per share

         - rights (as a whole) to vote 2/3 of the members of the board of directors

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 1998
                                                     Continued

         -        no conversion rights

         -        restrictions on transferability

NOTE 12 - DEPOSITS

         The Company paid CHF 300,000 ($234,066) in September 1999 as a deposit on purchase of Meditecnic, SA, a non-affiliated research contractor. As of the Audit date the purchase was not completed.

NOTE 13 - COMMITMENTS

         The Company has signed a contract with an individual to pay CHF 40,000 for the purchase of the technical and intellectual properties related to the Company's dental and endoscopic business. The contract also calls for his assistance int eh further development of the technology as much as possible over an unspecified period of time.