Form 10-Q
period 2000-03-31
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                       7,527,485
Title of Class                                    Number of Shares outstanding
                                                              at March 31, 2000
No exhibits included.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                       December 31,         March 31,
                                                                                           1999               2000


CURRENT ASSETS
  Cash                                                                                $      267,820    $       116,872
  Interest Receivable                                                                          9,597              6,531
  Marketable Securities                                                                    1,657,600          1,678,870


  Total Current Assets                                                                     1,935,017          1,802,273

Other Assets
   Patent                                                                                    637,260            697,650
   Deposits                                                                                  234,066            296,896
   Note Receivable - Non-current                                                             134,093            158,717

              TOTAL ASSETS                                                            $    2,940,436    $     2,955,536




                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                  1                  1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued and outstanding                                          7,528              7,528

Additional paid-in capital                                                                 3,075,055          3,075,055

Accumulated deficit during the development stage                                           (148,655)          (130,708)
Accumulated Other Comprehensive Income                                                         6,507              3,660




              TOTAL STOCKHOLDERS' EQUITY                                                   2,940,436          2,955,536





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $    2,940,436    $     2,955,536







        The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  2000                 1999          March 31, 2000





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                           3,732             11,478               81,286
  Research and Development                                                             1,040            168,037              234,610


TOTAL OPERATING EXPENSES                                                               4,772            179,516              315,896

NET OPERATING INCOME                                                                 (4,772)          (179,516)            (315,896)

OTHER INCOME (LOSS)
  Interest Income                                                                      1,676              5,725               31,762
  Interest Expense                                                                     (227)            (4,583)              (7,301)
  Gain in Marketable Securities                                                       21,270              8,193              160,755


                                                                                      22,719              9,335              185,216


NET INCOME (LOSS)                                                                     17,947      $   (170,181)       $    (130,708)

NET INCOME (LOSS) PER SHARE                                                 $            .00      $       (.02)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             7,527,485          7,527,485





                               See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  2000                 1999          March 31, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $         17,947      $   (170,181)       $    (130,660)

  Increase in Interest Receivable                                                      3,066              2,882              (6,531)

  Increase in Other Comprehensive Income                                             (2,847)                888                3,660


  Net cash flows from operating
   activities                                                                         18,166          (166,411)            (133,531)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Used For Deposit                                                             (62,830)                               (296,896)
  Increase in Note Receivable                                                       (24,624)                               (158,717)
  Cash Used For Patent Acquisition                                                  (60,390)                               (697,650)
  Increase In Marketable Securities                                                 (21,270)            (8,193)          (1,678,870)


  Net Cash flows from investing activities                                         (169,114)            (8,193)          (2,832,133)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,556


  Net Cash flows from financing
   activities                                                                                            10,622            3,082,556

NET INCREASE (DECREASE) IN CASH                                             (150,948)             (174,604)           116,872

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          267,820            860,288                   --



CASH BALANCE AT END OF
  PERIOD                                                                    $        116,872      $     685,684       $      116,872



Cash paid for Interest                                                                   227              4,583                7,301




                                See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at
 March 31, 2000, the results of operations for the three months ended March 31,
         2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company's research and development efforts continued in the first quarter of 2000. Additional patents were purchased from Meditecnic SA an unaffiliated party, who performs research and development for the Company for consideration of $60,390, an additional loan was made to Meditecnic SA of
 $24,624, and a further CHF 100,000 ($62,830) was paid on deposit for the purchase of Meditecnic SA. The Company realized a gain due to the increase in market value of publicly traded securities it owns.

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


                                                              MEDITECNIC, INC.



Date:     October 2, 2000             By:    /s/ Finn Rbbert-Tissot
                                              Finn Robert-Tissot,
                                             Chief Financial
                                            Officer (chief financial officer
                                              and accounting officer and duly
                                                        authorized officer)