Form 10-Q
period 2000-06-30
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                 7,527,485
Title of Class                                    Number of Shares outstanding
                                                            at June 30, 2000
No exhibits included.

                                                            MEDITECNIC, INC.
                                           (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS



                                                                                        December 31,        June 30,
                                                                                            1999              2000


Current Assets
  Cash                                                                                        267,820            40,796
  Interest Receivable                                                                           9,597             8,515
  Marketable Securities                                                                     1,657,600         1,704,650


    Total Current Assets                                                                    1,935,017         1,753,961

  Other Assets - Patent                                                                       637,260           697,650
    Note Receivable - non-current                                                             134,093           217,417
    Deposits                                                                                  234,006           296,896

              TOTAL ASSETS                                                             $    2,943,436   $     2,965,924




                                                  LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                   1                 1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,588 shares issued and outstanding                                           7,528             7,528

Additional paid-in Capital                                                                  3,075,055         3,075,055

Accumulated deficit during the development stage                                            (148,655)         (119,807)
Accumulated other comprehensive income                                                          6,507             3,147




              TOTAL STOCKHOLDERS' EQUITY                                                    2,943,436         2,965,924





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $    2,943,436   $     2,965,924








       The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              2000             1999               2000                 1999           June 30, 2000





REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                    15,581             5,279              11,849              1,994               93,135
  Research and Development                       8,076           176,231               7,036                 --              241,646


TOTAL OPERATING EXPENSES                        23,657           181,510              18,885              1,994              334,781

Net Operating Income (Loss)                   (23,657)         (181,510)            (18,885)            (1,994)            (334,781)

Other Income (Loss)
  Interest Income                                6,325            12,595               4,649              6,871               36,411
  Interest Expense                               (870)           (4,763)               (643)              (180)              (7,944)
  Marketable Securities Gain (Loss)             47,050            18,863              25,780           (10,670)              186,535


  Total Other Income (Loss)                     52,505            26,695              29,786             17,361              215,002


NET INCOME (LOSS)                       $       28,848         (154,815)              10,901             15,366       $    (119,779)

NET INCOME (LOSS) PER SHARE             $          Nil    $        (.02)    $            Nil              (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485

















                                 See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                          (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              2000             1999               2000                 1999           June 30, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $       28,848    $    (154,815)    $         10,901      $      15,365       $    (119,779)

  Increase - Interest Receivable                 1,082             2,882             (1,984)                 --              (8,515)
  Increase in Other Comprehensive              (3,360)               888               (513)                 --                3,147



  Net cash flows from operating
   activities                                   26,570         (151,045)               8,404             15,365            (125,147)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for patent acquisition            (60,390)                                                                     (697,650)
  Increase in Marketable Securities           (47,050)          (18,863)            (25,780)           (10,670)          (1,704,650)
  Cash used for deposits                      (62,830)                                                                     (296,896)
  Increase in Note Receivable                 (83,324)         (135,266)            (58,700)          (135,266)            (217,417)


  Net Cash used in Investing Activities (235,594)         (154,129)         (84,480)              (145,936)            (2,916,613)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,556


  Net Cash flows from financing
   activities                                                                                                              3,082,556

NET INCREASE (DECREASE) IN CASH         (227,024)         (305,175)         (76,076)              (130,571)           40,796

CASH BALANCE AT BEGINNING
  OF PERIOD                                    267,820           860,288             116,872            685,684



CASH BALANCE AT END OF
  PERIOD                                $       40,796    $      555,113    $         40,796      $     555,113       $       40,796



Cash Paid for Interest                             870             4,763                 643                180                7,944









                                See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the three and six months ended June 30, 2000 and 1999.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company's research and development activities contrast in the quarter and six months ended June 30, 2000. The Company loaned an additional $58,700 to Meditecnic SA in the quarter.


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


                                                              MEDITECNIC, INC.



Date:     October 2, 2000               By:         /s/ Finn RObert-Tissot
                                                  Einn Robert-Tissot,
                                                 Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)