Form 10-Q
period 2000-09-30
VIKING BROADCASTING CORP /NY
filed 2000-10-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                      7,527,545
Title of Class                                    Number of Shares outstanding
                                                        at September 30, 2000
No exhibits included.

                                                            MEDITECNIC, INC.
                                         (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                        December 31,      September 30,
                                                                                            1999              2000


Current Assets
      Cash and Cash Equivalents                                                               267,820           868,757
      Interest Receivable                                                                       9,597            10,499
      Marketable Securities                                                                 1,657,600           749,210


      Total Current Assets                                                                  1,935,017         1,628,466

Other Assets - Patents                                                                        637,260           697,650
      Note Receivable - non current                                                           134,093           276,887
      Deposits                                                                                234,066           296,896

      TOTAL ASSETS                                                                     $    2,943,486   $     2,899,899





                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares of Series A Preferred
  Stock issued and outstanding                                                                      1                 1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued
  and outstanding                                                                               7,528             7,528

Additional paid-in Capital                                                                  3,075,055         3,075,055

Accumulated deficit during the development stage                                            (148,655)         (185,356)
Accumulated other comprehensive income                                                          6,507             2,671




      TOTAL STOCKHOLDERS' EQUITY                                                            2,943,486         2,899,899





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                             $    2,943,486   $     2,899,899




     The accompanying notes are an integral part of the financial statements.

                                                            MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              2000             1999               2000              1999        September 30, 2000


REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $        -0-


OPERATING EXPENSES

  General and Administrative                    24,143            21,732               8,562             16,451              101,697
  Research and Development                      13,047           204,513               4,971             28,282             246,613
TOTAL OPERATING EXPENSES                      (37,190)           226,245            (13,533)             44,733              348,314

Net Operating Income                          (37,190)         (226,245)            (13,533)           (44,733)            (348,314)

OTHER INCOME (LOSS)
  Interest Income                                8,309            20,456               1,984              7,860               38,395
  Interest Expense                               (883)           (4,772)                (17)                (9)              (7,961)
  Marketable Securities Gains (Losses)         (6,933)            19,693            (53,983)                830
                                                                                                                             132,552

    Total Other Income                             489            35,377            (52,016)              8,681              162,986

NET (LOSS)                              $     (36,701)         (190,868)            (65,549)           (36,052)            (185,328)

NET (LOSS) PER SHARE                    $        (Nil)    $        (.03)    $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485




                               See accompanying Notes to Financial Statements.

                                                            MEDITECNIC, INC.
                                         (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              2000             1999               2000                1999       September 30, 2000



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $     (36,701)    $    (190,868)    $       (65,549)      $    (36,052)       $    (185,328)

  Increase - Interest Receivable                 (902)           (3,302)             (1,984)            (6,184)             (10,499)
  Increase in other comprehensive
      Income (Loss)                            (3,836)               888               (476)                                   2,671



  Net cash flows from operating
   activities                                 (41,439)         (193,282)            (68,009)           (42,236)            (193,156)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for Patent Acquisition            (60,390)                             (637,260)                               (697,650)
  Increase in Marketable Securities            908,390          (19,693)             955,440              (830)            (749,210)
  Increase in Note Receivable                (142,794)         (136,943)            (59,470)            (1,677)            (276,887)


                                               642,376         (156,636)             895,970            (2,507)          (2,020,643)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,556


  Net Cash flows from financing
   activities                                                                                                              3,082,556

NET INCREASE (DECREASE) IN CASH         600,937           (349,918)         827,961               (44,743)            868,757

CASH BALANCE AT BEGINNING
  OF PERIOD                                    267,820           860,288              40,796            555,113



CASH BALANCE AT END OF
  PERIOD                                $      868,757    $      510,370    $        868,757      $     510,370       $      868,757



Supplemental Cash Flow Information
  Cash Paid for
    Interest                                       887             4,772                  17                  9                7,961

Cash used for deposits                        (62,830)                                                                     (296,896)




                               See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the three and nine months ended September 30, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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


                                                              MEDITECNIC, INC.



Date:     October 2, 2000            By:
                                                Pierre Chamay
                                                President and Chief Financial
                                             Officer (chief financial officer
                                              and accounting officer and duly
                                                        authorized officer)