Form 10-Q/A
period 2000-09-30
VIKING BROADCASTING CORP /NY
filed 2000-11-03
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB/A


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

                                                            MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              2000             1999               2000              1999        September 30, 2000


REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $        -0-


OPERATING EXPENSES

  General and Administrative                    24,143            21,732               8,562             16,451              101,697
  Research and Development                      13,047           204,513               4,971             28,282             246,617
TOTAL OPERATING EXPENSES                      (37,190)           226,245            (13,533)             44,733              348,314

Net Operating Income                          (37,190)         (226,245)            (13,533)           (44,733)            (348,314)

OTHER INCOME (LOSS)
  Interest Income                                8,309            20,456               1,984              7,860               38,395
  Interest Expense                               (887)           (4,772)                (17)                (9)              (7,961)
  Marketable Securities Gains (Losses)         (6,933)            19,693            (53,983)                830
                                                                                                                             132,552

    Total Other Income                             489            35,377            (52,016)              8,681              162,986

NET (LOSS)                              $     (36,701)         (190,868)            (65,549)           (36,052)            (185,328)

NET (LOSS) PER SHARE                    $        (Nil)    $        (.03)    $          (Nil)      $       (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485




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