Form 10KSB
period 2000-12-31
VIKING BROADCASTING CORP /NY
filed 2001-06-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23957
CIK 0001058549

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

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

 The primary activity of the company is the development and commercialization of medical devices based on cavitation. The principal applications are in dentistry, sterilization equipment and unblocking of catheters and cannulas. There are also additional potential applications in the field of opthalmology.

 The Company has acquired the technology related to its applications from Meditecnic, S.A. ("Meditecnic"), which also performs research and development for the Company. The executive offices of the Company are located at 14 Quai du Seujet, Geneva, Switzerland CH 1201. Its U.S. telephone number is (949) 489-2400.

Dental Application

 Meditecnic has developed a non-invasive canal obturation procedure using endodontic methods. The operation can be completed in one or two sessions, each lasting a matter of minutes, instead of the conventional methods which required numerous interventions. The novel approach developed by Meditecnic SA consists of the following steps:

 1.       The pulp chamber is opened using a special fraise.
 2.       A hermetically sealed probe in put into position.
 3. Cavitation is induced in an aqueous solution of sodium hypochlorite. The muscles and nerves inside the root as well as their diverticula are ablated within minutes - this is completely impossible using conventional modalities.
 4.       The root and the pulp chamber is dried out.
 5.       A two-component resin or gutta-percha is used for filling.
 6.       Canal obturation.

 The cavitation inducer uses single-use, disposable probes in all procedures. This obturation procedure has been tested in nearly five hundred patients, and many dissertations and scientific papers have been published on it. For reference, the potential market is 400,000 dentists who perform something like 70 million root canal filling procedures every year.

 The dental process has been licensed to the Sybron Company (the worldwide leader in the sector).

Catheters and Canuals

 It is well known that permanently installed catheters often become blocked and need to be replaced. A cavitation inducer applied at the end of a catheter (or drain, etc). can be successfully used to ablate obstructions like blood clots and fatty bodies without any contamination of the blood stream with the solution inside the machine. This is because the system works at negative pressure and therefore automatically regulates itself, cutting off as soon as it encounters any physiological circulatory systems like the blood or the urine. Thus, catheters can be successfully unblocked, a result which is impossible with conventional modalities. The materials are for single use and are supplied in disposable form.

 This patented system was recently granted CE Marking and an application for FDA Approval is going to be submitted in the near future. A license agreement is also under negotiation between Meditecnic Inc. and a Swiss company.

Cleaning and Sterilization of Endoscopes

 Meditecnic SA also has a large experience in fluid mechanics research which has led to its developing a new, innovative low-temperature (30(degree)C) sterilization process. This process too is based on cavitation technology. Thorough understanding of the phenomenon has led to the ability to successfully apply it to the cleaning and sterilization of endoscopes during operations. Endoscopy is without doubt the future of surgery and, at this point in time, there is no other cold-sterilization process which gives such reliable results (only about 40% of all current endoscopes are suitable for autoclaving). All the above facts were confirmed at the Medica 2000 Exhibition held in Dusseldorf, Germany, at which Meditecnic Inc. presented the new Steriloc machine.

 The machine runs two different cycles - one for cleaning followed by a second for sterilization. Both cycles are microprocessor-controlled and completely automatic.

 The machine is directly connected to the main water supply and all the water used is subjected to three successive treatments: filtration through a 5 pm polypropylene cartridge filter; softening on a cationic matrix; and sterilization by exposure to UV-C radiation. Disinfectant is then added to the water for the cleaning cycle, and peracetic acid for the sterilization cycle. During both cycles, the solutions are maintained at a temperature of 30(degree)C.

 The solution is sucked into the chamber containing the endoscope and, once the chamber is full, alternating cycles of positive and negative pressure are applied - for ten minutes in the case of cleaning, and fifteen minutes for sterilization. Pressure variations have the effect of generating strong currents in the solution which was away any residues and bacteria stuck to the endoscope. Throughout the cycle, the solutions are kept in a tank inside the machine and, at the end of a cycle, the endoscope is rinsed for two minutes and the contents of the tank drained via the evacuation system.

 This cycle involves removing all foreign residues from both the exterior and interior surfaces of the endoscope. In order to achieve this, the machine generates pulsed flow of the disinfectant solution by alternating generating positive and negative pressure thereby creating controlled cavitation.

 The efficacy of the cleaning operation is enhanced by the fact that the cavitation phenomenon drives the solution through all the internal channels of the endoscope, even the smallest. Moreover, this physical principle is particularly effective when it comes to clearing blocked channels - this potential is the subject of ongoing research.

 This cycle eliminates microorganisms left on any of the endoscope's surfaces (its efficacy with respect to prions is currently being investigated). Again, to achieve this, the machine generates controlled cavitation. The sterilizing effect of cavitation is due to the implosion of bubbles of steam which kill any microorganisms in their vicinity.

 These steam bubbles are produced when the fluid is under negative pressure, and they implode - at which point they release energy - when the pressure becomes positive. Therefore, the development and implosion of the bubbles follows the alternating cycle of positive and negative pressure.

 The efficacy of the sterilization process is enhanced by using a solution containing peracetic acid.

 In order to check that the cleaning and sterilization cycles are running normally, the machine is fitted with sensors at key points. At the end of the cleaning cycle, a pressure sensor checks that each of the endoscope's internal channels are completely clear. If necessary, the cleaning cycle is repeated until the device is perfectly clean. At the beginning and end of each cycle, a flow sensor checks the sealing of each of the endoscope;s internal channels. At the beginning and each of each cycle, a micro-switch checks that the air filter is correctly in place. All air entering the machine is filtered through this 1 pm filter to insure that the endoscope is not contaminated during drying.

 At the beginning and each of each cycle, two level detectors check that the tanks contain sufficient quantities of disinfectant and peracetic acid solution.

 The developed device is presently known under the brand name "Steriloc" which cannot be used in Germany as a similar trademark, "Sterilog", already belongs to a German company. We will be granted the ISO 9001-20000 / EN 46001 certification with the authorization to affix the CE mark on the device by the end of October 2001. Tests are presently being conducted by Ecobion SA in Geneva, a company that has been duly accredited by the Swiss Accreditation Service (STS 184) and the validation will be granted by Germande in France. The university hospitals of Geneva (HUG) and Lausanne (CHUV), as well as the world-famous Clinique de Genolier will also test the device. At the beginning of year 2002, the Company intends to submit an application to the American F.D.A. The Company is under negotiation for the selling of the device in Russian and all eastern countries, by granting a five-year license involving at least 5,000 machines to a local distributor. Many of the main endoscopes distributors have already contacted the Company in order to obtain the exclusive right for distributing the device in their countries.

Competition

 The medical and dental marketplace is currently extremely competitive. The Company's product will compete with similar cavitation-based designs, traditional dental methods, dental lasers and kinetic devices. A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities.

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


Item 2.   DESCRIPTION OF PROPERTY

 The Company has obtained in March 1998 the use of a limited amount of office space at 14 Quai du Seujet, Geneva, Switzerland, at nominal cost. The Company may seek to locate additional office and research space in the future. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 (a)  Market Information

 The Company's Common Stock was listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "VKBR" from November 27, 1997. IN 1998 the symbol was changed to MEDT. The common stock currently does not trade.

 (b)  Holders

          As of February 5, 2001, there were approximately 392 holders of Company common stock and two holders of Series A preferred stock.

 (c) Dividends

          The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has had limited operations to date other than the acquisition of the patents and license rights. In March 1998 the Company raised $100,000 in an offering of common stock. In 1999 the Company sold $3,000,000 in Common Stock. The Company is in the research and development stage of its products. Research and development costs were $251,479.29 in fiscal 2000, $206,508 in fiscal 1999 and $27,062 in fiscal 1998. Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis. The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. The Company has also loaned funds to Meditecnic SA from time to time. See Item 12 - Certain Relationships and Related Transactions. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60.390) for the purchase of an additional patent in February 2000.

             The  Company  had  cash  on  hand  and  marketable   securities  of
$1,475,998 at December 31, 2000, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2001.


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

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                                       Age         Position

Pierre Chamay                                               67          President and Director

Finn Robert-Tissot                                          59          Secretary/Treasurer and Director

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                      Shares Owned(1)                     Common Stock

Pierre Chamay                                            --                                 --

Finn Robert-Tissot                                       --                                 --

Marina Zuliani                                      400,000                               5.3%
Calle Martinengo 5974/B
30122 Venezia
Italia







Societe Financiere du Seujet Limited                400,000                               5.3%
ICC House 17
Dame Street
Dublin 2
Ireland

(2)                                                 600,000                               8.0%
Operadora Financiera de Inversiones y Commercio S.A.
Via Espana y Calle Combia
Panama

Laly Limited Group, Inc.(2)                         600,000                               8.0%
McW. Todman & Co.
Barristers & Solicitors
2nd Floor
116 Main Street P.O. Box 3342
Road Town, Tortola
British Virgin Islands

Orazio Pizzardi                                     400,000                               5.3%
Via Milavio
10100 Settino Tormese, Italy

Maurice Tolub                                       400,000                               5.3%
8, Dugit Street, Cluster 6
Cessarea, Israel

Colette Nouvel Rousselot                            400,000                               5.3%
7 Avenue de Verzy
F-75017, Paris

Herve Rousselot                                     400,000                               5.3%
7 Avenue de Verzy
F-75017, Paris

All officers and
directors as a group
(2 persons) --                                           --

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Does not include 500 shares of Series A Preferred Stock, which give this holder together with the other holder of 500 shares, the right to elect two-thirds of the Company's board of directors, nor does it include 250,000 shares issuable to each of these persons upon exercise of an option to purchase shares at a price of $2.00 per share.


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

            On March 18, 1998, the Company issued 6,000,000 Shares of Common Stock for $100,000 to ten persons, 1,000 shares of Series A preferred stock to two purchasers in the common stock offering, and issued options to purchase 2,000,000 shares of common stock at a price of $2.00 per share to the holders of the Series A Preferred Stock. The options were exercised in calendar 1999 for 1,500,000 shares. The issuance of the common and preferred stock was made under Rule 504. A Form D was filed with the Securities and Exchange Commission on March 18, 1998. The options were issued under Regulation S to a non-U.S. purchaser.

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

            On November 5, 1999 the Company entered into an option to purchase all of the shares of Meditecnic for CHF 400,000 of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. Meditecnic performs all of the Company's research and development activities on a contract basis, See Item 1 Business. From time to time the Company has also loaned additional funds to Medictenic. See Note 8 to the Financial Statements.

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

        2.                 Charter and Bylaws

                           2.1.     Articles of Incorporation(1)
                           2.2      Articles of Merger(1)
                           2.3      Bylaws(1)

        3.                 Instruments Defining the rights of security holders

                           3.1      Option Agreement with Laly Limited(1)
                           3.2      Option Agreement with OFINCO(1)

        5.                 Voting Trust Agreement

                           Not Applicable.

        6.                 Material Contracts

             6.1 Acquisition Agreement between the Company and Meditecnic SA(1)

        7.                 Material Foreign Patents

                           Not Applicable


(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23957.

        (b)                Reports on Form 8-K.

                           Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2001.


                                                                MEDITECNIC, INC.


                                                           By:/s/ Pierre Chamay
                                                                Pierre Chamay
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2001.



By:/s/ Pierre Chamay                               President and Director


By:/s/ Finn Robert-Tissot       Secretary, Chief Financial Officer and Director


                                                 Meditecnic, Inc.

                                           (A Development Stage Company)

                                               Financial Statements

                                            December 31, 2000 and 1999

                                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Meditecnic, Inc.

We have audited the accompanying balance sheet of Meditecnic, Inc. (a Nevada corporation) (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from March 24, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estiamtes made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statmenets referred to above present fairly, in all material respects, the financial position of Meditecnic, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from March 24, 1998 to December 31, 2000 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Associates
Salt Lake city, Utah
May 23, 2001



                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                                               December 31,          December 31,
                                                                                                   2000                  1999


CURRENT ASSETS
      Cash and Cash Equivalents (Note 3)                                                     $        702,350      $        267,820
      Interest Receivable                                                                              15,939                 9,597
      Marketable Securities (Note 4)                                                                  766,990             1,657,600


             Total Current Assets                                                                   1,485,279             1,935,017

OTHER ASSETS
      Patents (Note 5)                                                                                760,620               637,260
      Deposits (Note 11)                                                                              258,550               234,066
      Note receivable - non current (Note 8)                                                          381,976               134,093


             Total Other Assets                                                                     1,401,146             1,005,419

             TOTAL ASSETS                                                                    $      2,886,425      $      2,940,436



CURRENT LIABILITIES
      Accounts payable                                                                       $         12,682      $             --


             Total Current Liabilties                                                                  12,682                    --



                        LIABILTIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
      Preferred Stock 10,000,000 shares authorized; $.001 par value 1,000 shares of series A Preferred issued
             and outstanding (Note 10)                                                       $              1      $              1
      Common Stock, $.001 par value; 50,000,000
             shares authorizedl 7,527,485 shares
             issued and outstanding (Note 10)                                                           7,528                 7,528
      Additional paid-in capital                                                                    3,075,055             3,075,055
      Deficit Accumulated During Development Stage                                                  (201,546)             (148,655)
      Accumulated Other Comprehensive Income                                                          (7,295)                 6,507


             Total Stockholders' Equity                                                             2,873,743             2,940,436


             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      2,886,425      $      2,940,436


    The accompanying notes are an integral part of these financial statements




                                Meditecnic, Inc.
                          (A Development Stage Company)


                                                                                                                      Accumulated
                                                                                                                       March 24,
                                                                                                                         1998
                                                                                 For the Year Ended                 (Inception) to
                                                                                    December 31,                     December 31,
                                                                             2000                  1999                  2000



REVENUE      $                                                       --               $    --               $    --

EXPENSES
      General and Administrative                                                 65,750                28,445               143,304
      Research and Development (Note 6)                                          13,047               206,508               246,617


             Total Expenses                                                      78,797               234,953               389,921

NET INCOME (LOSS)                                                              (78,797)             (234,953)             (389,921)

OTHER INCOME (LOSS)
      Interest Income                                                            17,438                27,030                47,524
      Interest Expenses                                                         (2,379)               (5,242)               (9,453)
      Gain on Marketable Securities (Note 4)                                     10,847                72,133               150,332


             Total Other Income                                                  25,906                93,921               188,403



      NET (LOSS)                                                       $       (52,891)      $      (141,032)      $      (201,518)



      NET (LOSS) PER SHARE                                             $          (.01)      $          (.02)



AVERAGE OUTSTANDING SHARES                                                    7,527,485             7,527,487













     The accompanying notes are an integral part of these financial statements



                                Meditecnic, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                     From Beginning of Development Stage on
              March 24, 1998 (inception) through December 31, 2000


                                                                                                                        Accumulated
                                                                                                          Accumulated     Deficit
                                                                                            Additional       Other      During the
                                              Preferred Stock               Common Stock      Paid-in    Comprehensive  Development
                                   Shares         Amount        Shares         Amount         Capital    Income (Loss)     Stage


Balance, March 24, 1998
  (Note 1)                                --   $        --         27,485   $        28   $         --  $         --   $       (28)

Sale of shares in Rule 504
  placement in March 1998
  (Note 10)                            1,000             1      6,000,000         6,000         95,734            --             --

Exercise of options in
  July and September 1998
  (Note 10)                               --            --      1,500,000         1,500      2,979,321            --             --

Other Comprehensive income:
  Foreign currency
  translation adjustments                 --            --             --            --             --        11,110             --

Net Loss                                  --            --             --            --             --            --        (7,595)



Balance,
  December 31, 1998                    1,000             1      7,527,485         7,528      3,075,055        11,110        (7,623)

Other Comprehensive income:
  Foreign currency
  translation adjustment                  --            --             --            --             --       (4,603)             --

Net Loss                                  --            --             --            --             --            --      (141,032)


Balance,
  December 31, 1999                    1,000             1      7,527,485         7,528      3,075,055         6,507      (148,655)

Other Comprehensive Income:
  Foreign Currency Translation
  Adjustment                              --            --             --            --             --      (13,801)             --

Net Loss                                  --            --             --            --             --            --       (52,891)



Balance,
  December 31, 2000                    1,000   $         1   $  7,527,485   $     7,528   $  3,075,055  $    (7,294)   $  (201,546)












    The accompanying notes are an integral part of these financial statements



                                Meditecnic, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                                      Accumulated
                                                                                                                       March 24,
                                                                                                                         1998
                                                                                 For the Year Ended                 (Inception) to
                                                                                    December 31,                     December 31,
                                                                             2000                  1999                  2000


CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                       $       (52,891)      $      (141,032)      $      (201,518)
      Increase in Accounts Payable                                               12,682                    --                12,682
      Increase in Interest Receivable                                           (6,342)               (6,541)              (15,939)
      Increase in Other Comprehensive Income                                   (13,801)               (4,603)               (7,294)


             Net cash flows from operating activities                          (60,353)             (152,176)             (212,069)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash used for patent acquisition                                        (123,360)                    --             (760,620)
      Cash used for deposit                                                    (24,484)                    --             (258,550)
      Increase (Decrease) in Marketable Securities                              890,610              (72,133)             (766,990)
      Increase in Note Receivable                                             (247,883)             (134,093)             (381,976)


             Net cash flows from investing activities                           494,883             (440,292)           (2,168,136)

CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock                                                           --                    --             3,082,584


             Net cash flows from financing activities                                --                    --             3,082,584

INCREASE (DECREASE) IN CASH                                                     434,530             (592,468)               702,350
---------------------------

CASH AT THE BEGINNING OF PERIOD                                                 267,820               860,288                    --
-------------------------------



CASH AT END OF PERIOD                                                  $        702,350      $        267,820      $        702,350
---------------------



SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest                                           $          2,379      $          5,242      $          9,453
      Taxes  $                                                       --               $    --               $    --



     The accompanying notes are an integral part of these financial statements

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 2000


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

         The Company has not generated any significant revenues from its operaitons and is defined as a development stage company per SFAS No. 7.

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

         Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loss Per Share - Basic and Diluted - The Company follows SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares oustanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2000 and 1999, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 2000
                                                    (Continued)

NOTE 3 - CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market. The Company maintains cash in bank deposits accounts which, at times, may exceed federally insured limits or are in foreign banks.

NOTE 4 - MARKETABLE SECURITIES

         The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Net increase in marketable securities for 1999 and 2000 were $72,133 and $10,847, respectively.

NOTE 5 - PATENTS

         Acquisition costs of patents are capitalized. The Company acquired certain patents by agreemetn dated March 24, 1998 for a purchase price of CHF 950,000 ($637,260 at the exchange rate in effect on the contract date). The Company paid all amounts on the contract by July 30, 1998. These patents willb e amortized commencing on commercialization of the patents. Annual taxes and patent license fees and legal costs associated therewith are expensed as incurred. The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate. An additional $123,360 was expended in 1999 and 2000 for additional patents the Company is purchasing.

NOTE 6 - RESEARCH AND DEVELOPMENT

         Company - sponsored research and development costs related to both present and future products are expensed as incurred. For the years ended December 31, 2000 and 1999 research and development costs were $13,047 and $206,508, respectively.

NOTE 7 - INCOME TAXES

         The Company follows Statement of Financial Accouning Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax conseqences in future years of differences between the tax bases

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 2000
                                                    (Continued)

         of assets and liabilities and their financial reporting amounts are each year-end based on enaced tax laws and statutory tax rates applicable tot eh periods in which the differences are expencted to affect taxable income. Valuation alowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. As of December 31, 2000 and 1999 there were no deferred tax liabilities or assets. As of December 31, 1999, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward begins expiring in 2003. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions. The Company has no U.S. operations and is incorporated in Nevada which levies no income tax on corporations.

NOTE 8 - NOTE RECEIVABLE

         Note receivable is comprised on a note in the amount of $381,976 loaned in various increments beginning in April 1999 to Meditecnic, S.A. which perofrms research and development for the Company. The note is due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

NOTE 9 - FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

         Foreign currency transaction gains and losses result from a change in exchange rates between the funtional currency of the Company and the currency in which a foreign transaction is denominated. These gains or losses are comprised of actual currency gains or losses realized upon settlement or foreign currency transactions and expected (unrealized) currency gains or losses on unsettled foreign currency transactions.

NOTE 10 - STOCKHOLDERS' EQUITY

         In March 1998 the Company effected a placement under Rule 504 of 6,000,000 shares and 1,000 shares of Series A Preferred Stock to ten persons for $101,735 and options to purchase 1,500,000 shares at $2.00 per share. The options were exercised in fiscal 1998 for net proceeds of $2,980,821 (net offering costs).

         When the Company changed domicile to Nevada, the capital structure was changed to authorize 50,000,000 common shares, $.001 par value, and 10,000,000 shares preferred share, $.001 par value. 1,000 shares of preferred stock have been designed as Class A with the following rights and privileges:

                                                 Meditecnic, Inc.
                                           (A Development Stage Company)
                                         Notes to the Financial Statements
                                                 December 31, 2000
                                                    (Continued)
NOTE 10 - STOCKHOLDERS' EQUITY - continued

                           - no rights to dividends
                           - no redemption value
                           - liquidation limited to $.01 per share
                           - rights (as a whole) to vote 2.3 of the members of the board of directors - no conversion rights - restrictions on transferability

NOTE 11 - DEPOSITS

         The Company paid CHF 400,000 ($258,550) in September 1999 and January 2000 as a deposit on purchase of Meditecnic, S.A., a non-affiliated research contractor. As of the audit date the purchase was not completed.

NOTE 12 - COMMITMENTS

         The Company has signed a contract with an individual to pay CHF 40,000 for the purchase of the technical and intellectual properties related to the Company's dental and endoscopic business. The contract also calls for his assistance in the further development of the technology as much as possible over and unspecified period of time.