Form 10QSB
period 2001-03-31
VIKING BROADCASTING CORP /NY
filed 2001-06-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        7,527,485
----------------------------------                        -------------------
Title of Class                                    Number of Shares outstanding
                                                           at March 31, 2001
No exhibits included.




                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                       December 31,         March 31,
                                                                                           2000               2001


CURRENT ASSETS
  Cash                                                                                $      702,350    $       564,238
  Interest Receivable                                                                         15,939             20,974
  Marketable Securities                                                                      766,990            740,390


  Total Current Assets                                                                     1,485,279          1,325,602

Other Assets
   Patent                                                                                    760,620            760,620
   Deposits                                                                                  258,550            258,550
   Note Receivable - Non-current                                                             381,976            500,618

              TOTAL ASSETS                                                            $    2,886,425    $     2,845,390




                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES - Accounts Payables                                               $       12,682    $         8,677


   Total Current Liabilities                                                                  12,682              8,677

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                  1                  1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued and outstanding                                          7,528              7,528

Additional paid-in capital                                                                 3,075,055          3,075,055

Accumulated deficit during the development stage                                           (201,546)          (238,740)
Accumulated Other Comprehensive Income                                                         7,295            (7,131)




              TOTAL STOCKHOLDERS' EQUITY                                                   2,873,743          2,836,713





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $    2,886,425    $     2,845,390




                                The  accompanying  notes are an integral part of
the financial statements.



                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  2001                 2000          March 31, 2001





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                          15,629              3,732              158,933
  Research and Development                                                                --              1,040              246,617


TOTAL OPERATING EXPENSES                                                              15,629              4,772              405,550

NET OPERATING INCOME                                                                (15,629)            (4,772)            (405,550)

OTHER INCOME (LOSS)
  Interest Income                                                                      5,035              1,676               52,559
  Interest Expense                                                                        --              (227)              (9,453)
  Gain (Loss) in Marketable Securities                                              (26,600)             21,270              123,732


                                                                                    (21,565)             22,719              166,838


NET INCOME (LOSS)                                                                   (37,194)      $      17,947       $    (238,712)

NET INCOME (LOSS) PER SHARE                                                 $          (.00)      $       (.00)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             7,527,485          7,527,485
















                 See accompanying Notes to Financial Statements.




                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                     FROM
                                                                                        MONTHS ENDED                 March 24, 1998
                                                                                          March 31,                        TO
                                                                                  2001                 2000          March 31, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                                                         $       (37,194)      $      17,947       $    (238,712)

  (Increase) in Interest Receivable                                                  (5,035)              3,066             (20,794)

  Increase (decrease) in accounts payable                                            (4,005)                                   8,677

  Increase in Other Comprehensive Income                                                 164            (2,847)              (7,131)


  Net cash flows from operating
   activities                                                                       (46,070)           (18,166)            (258,140)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Used For Deposit                                                                                (62,830)            (258,550)
  Increase in Note Receivable                                                      (118,642)           (24,624)            (500,618)
  Cash Used For Patent Acquisition                                                                     (60,390)            (760,620)
  Increase (decrease) In Marketable Securities                                        26,600           (21,270)            (740,390)


  Net Cash flows from investing activities                                          (92,042)          (169,114)          (2,260,178)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,584


  Net Cash flows from financing
   activities                                                                                                              3,082,584

NET INCREASE (DECREASE) IN CASH                                             (138,112)             (150,948)           564,238

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                          702,350            267,820                   --



CASH BALANCE AT END OF
  PERIOD                                                                    $        564,238      $     116,872       $      564,238



Cash paid for Interest                                                                    --                227                9,453






                 See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         No sales have yet been made of the Company's products. The Company realized a loss due to the decrease in market value of publicly traded securities it owns.

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


                                                              MEDITECNIC, INC.



Date:     June 18, 2001                                       By:
                                               Finn Robert-Tissot
                                                  Chief Financial Officer
                                                 (chief financial officer and
                                                    accounting officer and duly
                                                 authorized officer)