Form 10QSB
period 2001-06-30
VIKING BROADCASTING CORP /NY
filed 2001-08-10
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       7,527,485
----------------------------------                       -------------------
Title of Class                                    Number of Shares outstanding
                                                             at June 30, 2001
No exhibits included.



                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                       December 31,         June 30,
                                                                                           2000               2001


CURRENT ASSETS
  Cash                                                                                $      702,350    $       375,609
  Interest Receivable                                                                         15,939             28,009
  Marketable Securities                                                                      766,990            753,270


  Total Current Assets                                                                     1,485,279          1,156,888

Other Assets
   Patent                                                                                    760,620            760,620
   Deposits                                                                                  258,550            258,550
   Note Receivable - Non-current                                                             381,976            662,727

              TOTAL ASSETS                                                            $    2,886,425    $     2,838,785




                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES - Accounts Payables                                               $       12,682    $         3,000


   Total Current Liabilities                                                                  12,682              3,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                  1                  1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued and outstanding                                          7,528              7,528

Additional paid-in capital                                                                 3,075,055          3,075,055

Accumulated deficit during the development stage                                           (201,546)          (238,773)
Accumulated Other Comprehensive Income                                                         7,295            (8,026)




              TOTAL STOCKHOLDERS' EQUITY                                                   2,873,743          2,835,785





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $    2,886,425    $     2,838,785




                                The  accompanying  notes are an integral part of
the financial statements.




                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              2001             2000               2001                 2000           June 30, 2001





REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                    35,577            15,581              19,948             11,849              178,881
  Research and Development                          --             8,076                  --              7,036              246,617


TOTAL OPERATING EXPENSES                        36,027            23,657              19,948             18,885              425,498

Net Operating Income (Loss)                   (35,577)          (23,657)            (19,948)           (18,885)            (425,498)

Other Income (Loss)
  Interest Income                               12,070             6,325               7,035              4,649               59,594
  Interest Expense                                  --             (870)                  --              (643)              (9,453)
  Marketable Securities Gain (Loss)           (13,720)            47,050              12,880             25,780              136,612


  Total Other Income (Loss)                   (1,650)            52,505              19,915             29,786              186,753


NET INCOME (LOSS)                       $     (37,227)            28,848                (33)             10,901       $    (238,745)

NET INCOME (LOSS) PER SHARE             $          Nil    $          Nil    $            Nil      $         Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485
















                 See accompanying Notes to Financial Statements.



                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                     June 30,                             June 30,                         TO
                                              2001             2000               2001                 2000           June 30, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $     (37,227)    $       28,848    $           (33)      $      10,901       $    (238,745)

  Increase - Interest Receivable              (12,070)             1,082             (7,035)            (1,984)             (28,009)
  Increase (decrease) in Accounts payable      (9,682)                --             (5,677)                 --                3,000
  Increase in Other Comprehensive                (731)           (3,360)               (895)              (513)              (8,026)



  Net cash flows from operating
   activities                                 (59,710)            26,570              13,640              8,404            (271,780)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for patent acquisition                  --          (60,390)                  --                 --            (760,620)
  Increase in Marketable Securities             13,720          (47,050)            (12,880)           (25,780)            (753,270)
  Cash used for deposits                            --          (62,830)                  --                 --            (258,550)
  Increase in Note Receivable                (280,751)          (83,324)           (162,109)           (58,700)              662,727


  Net Cash used in Investing Activities (267,031)         (235,594)         (174,989)             (84,480)            (2,435,167)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,556


  Net Cash flows from financing
   activities                                                                                                              3,082,556

NET INCREASE (DECREASE) IN CASH         (326,741)         (227,024)         (188,629)             (76,076)            375,609

CASH BALANCE AT BEGINNING
  OF PERIOD                                    702,350           267,820             564,238            116,872



CASH BALANCE AT END OF
  PERIOD                                $      375,609    $       40,796    $        375,609      $      40,796       $      375,609



Cash Paid for Interest                              --               870                  --                643                9,453







                 See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the three and six months ended June 30, 2001 and 2000.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company loaned additional amounts to Meditecnic, S.A. in the quarter and the six months ended June
         30, 2001.


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


                                                              MEDITECNIC, INC.



Date:     August 8, 2001                                      By:
                                                           Finn Robert-Tissot
                                                        Chief Financial Officer
                                                    (chief financial officer and
                                                accounting officer and duly
                                                            authorized officer)