Form 10QSB
period 2001-09-30
VIKING BROADCASTING CORP /NY
filed 2001-11-19
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        7,527,485
----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at September 30, 2001
No exhibits included.



                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                       December 31,       September 30,
                                                                                           2000               2001


CURRENT ASSETS
  Cash                                                                                $      702,350    $       253,126
  Interest Receivable                                                                         15,939             38,044
  Marketable Securities                                                                      766,990            731,290


  Total Current Assets                                                                     1,485,279          1,022,460

Other Assets
   Patent                                                                                    760,620            760,620
   Deposits                                                                                  258,550            258,550
   Note Receivable - Non-current                                                             381,976            775,827

              TOTAL ASSETS                                                            $    2,886,425    $     2,817,457




                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES - Accounts Payables                                               $       12,682    $         3,000


   Total Current Liabilities                                                                  12,682              3,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding                                                  1                  1

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 7,527,485 shares issued and outstanding                                          7,528              7,528

Additional paid-in capital                                                                 3,075,055          3,075,055

Accumulated deficit during the development stage                                           (201,546)          (258,813)
Accumulated Other Comprehensive Income                                                         7,295            (9,314)




              TOTAL STOCKHOLDERS' EQUITY                                                   2,873,743          2,814,457





TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $    2,886,425    $     2,817,457




                                The  accompanying  notes are an integral part of
the financial statements.



                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000          Sept. 30, 2001





REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                    43,672            24,143             (8,095)              8,562              186,976
  Research and Development                          --            13,047                  --              4,971              246,617


TOTAL OPERATING EXPENSES                        43,672            37,190             (8,095)             13,533              433,593

Net Operating Income (Loss)                   (43,672)          (37,190)             (8,095)           (13,533)            (433,593)

Other Income (Loss)
  Interest Income                               22,105             8,309              10,035              1,984               69,629
  Interest Expense                                  --             (887)                  --               (17)              (9,453)
  Marketable Securities Gain (Loss)           (35,700)           (6,933)            (21,980)           (59,983)              114,632


  Total Other Income (Loss)                   (13,595)               489            (11,495)           (52,016)              174,808


NET INCOME (LOSS)                       $     (57,267)          (36,701)            (20,040)           (65,549)       $    (258,785)

NET INCOME (LOSS) PER SHARE             $          Nil    $          Nil    $            Nil      $         Nil




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       7,527,485         7,527,485           7,527,485          7,527,485
















                 See accompanying Notes to Financial Statements.


                                MEDITECNIC, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                     FROM
                                                       ENDED                            MONTHS ENDED                 March 24, 1998
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000          Sept. 30, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income (Loss)                     $     (57,267)    $     (36,701)    $       (20,040)      $    (65,549)       $    (258,785)

  Increase - Interest Receivable              (22,105)               902            (10,035)            (1,984)             (38,044)
  Increase (decrease) in Accounts payable      (9,682)                --                  --                 --                3,000
  Increase in Other Comprehensive              (2,019)           (3,836)             (1,288)              (476)              (9,314)



  Net cash flows from operating
   activities                                 (91,073)          (41,439)            (31,363)           (68,009)            (303,143)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used for patent acquisition                  --          (60,390)                  --                 --            (760,620)
  Increase in Marketable Securities             35,700         (908,390)            (21,980)          (955,440)            (731,290)
  Cash used for deposits                            --          (62,830)                  --                 --            (258,550)
  Increase in Note Receivable                (393,851)         (142,794)           (113,100)           (59,470)            (775,827)


  Net Cash used in Investing Activities (358,151)         (642,376)         (91,120)              (845,970)           (2,526,287)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                    3,082,556


  Net Cash flows from financing
   activities                                                                                                              3,082,556

NET INCREASE (DECREASE) IN CASH         (449,224)         600,937           (122,483)             827,961             253,126

CASH BALANCE AT BEGINNING
  OF PERIOD                                    702,350           267,820             375,609             40,746



CASH BALANCE AT END OF
  PERIOD                                $      253,126    $      860,757    $        253,126      $     868,757       $      253,126



Cash Paid for Interest                              --               887                  --                 17                9,453







                 See accompanying Notes to Financial Statements.

                                                 MEDITECNIC, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the three and nine months ended September 30, 2001 and 2000.

         The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.


Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company loaned additional amounts to Meditecnic, S.A. in the quarter and the nine months ended June 30, 2001.


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


                                                              MEDITECNIC, INC.



Date:     November 12, 2001                                   By:
                                                              Finn Robert-Tissot
                                                       Chief Financial Officer
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                             authorized officer)