Form 10KSB
period 2001-12-31
VIKING BROADCASTING CORP /NY
filed 2004-08-26
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

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

The developed device originally was known under the brand name "STERILOC". The new brand name is "Meditenic Switzerland ST-02".

Tests were successfully conducted by Ecobion SA in Geneva, a company that has been duly accredited by teh Swiss Accreditation service (STS 184) and the validation was granted by Germande in France.

We have been granted the ISO 9001-2000/EN 46001 certification with the authorization to affix the CE mark on the device.

Meanwhile the device has been developed to meet the highest standards and techniques available up to today.

The Company already entered into an agreement for 3 years in Saudi Arabia with one of the major distributors for the selling of the device in the area.

Saudi Arabia alone has a potential market of 2,600 hospitals, clinics and polyclinics, this beside the remaining area of the Gulf, the Emirates, Quatar, Koweit and Bahrein.

The estimate market by the distributor in Saudi Arabia is based on the selling of 50 devices each year.


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


Item 3.   LEGAL PROCEEDINGS

Not Applicable.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


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

(b)  Holders

          As of December 31, 2001, there were approximately 392 holders of Company common stock.

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

             The  Company  had  cash  on  hand  and  marketable   securities  of
$81,578 at December 31, 2002, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2003.


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



                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                       Age         Position

Luc Badel 	                           67          President and Director

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

             		   Not Applicable

        7.                 Material Foreign Patents

                           Not Applicable


(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23957.

        (b)                Reports on Form 8-K.

                           Not Applicable.





                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 21, 2004.


                                                                MEDITECNIC, INC.


                                                           By:/s/ Luc Badel
                                                                Luc Badel
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 21, 2004.



By:/s/ Luc Badel                               President and Director








                      MEDITECNIC SA


                                    PART F/S

                          Index to Financial Statements

         Report of Certified Public Accountant

Audited Financial Statements for 12 months years ended
  December 31, 2003 and 2002, for MEDITECNIC SA

    Independent Auditor's Report-

      Balance Sheets at 12/31/2003 and 12/31/2002

      Statements of Operations for Yrs 2003 - 2002

      Statements of Cash Flows for Yrs 2003 - 2002

      Statement of Stockholders' Equity from inception (1997 through 12/31/2003)

      Notes to the Financial Statements





PAGE 2

The Board of Directors
MEDITECNIC INC.
Geneva, Switzerland


                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of MEDITECNIC SA, Geneva, Switzerland as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended.

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDITECNIC, SA as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ David M. Winings
-------------------
David M. Winings, C.P.A.
Palm Desert, CA 92211
May 24, 2004









PAGE 3                    MEDITECNIC SA BALANCE SHEET

	                            AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002

CURRENT ASSETS:
Cash and Equivalents              $   81,578            $    9,179
Accounts Receivable (NOTE 2)           7,594               211,806
Inventories (NOTE 3)                 103,365                62,347
Deferred/Unearned Income (NOTE 4)     25,438                22,987
Investments (NOTE 5)                  25,240                32,362
                                    ---------             ---------
   Total current assets            $  243,215            $  338,681
FIXED ASSETS: (NOTE 6)              ---------             ---------
Capitalized/Acquisition Costs     $  195,775            $  160,295
  Less Accumulated Depreciation     < 131,196>           $<  95,759>
                                    ---------             ---------
   Net Fixed Assets                $   64,579            $   64,536
INTANTIBLE ASSETS (NOTE 7)          ---------             ---------
Capitalized Research/Development  $  587,819            $  494,256
  Less Accumulated Amortization     < 454,888>            < 300,061>
                                    ---------             ---------
   Net Intangible Assets           $  132,931            $  194,195
                                    ---------             ---------
TOTAL ASSETS                       $  440,725            $  597,412
                                    =========            ==========
LIABILITIES & SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Notes and Accounts Payable
  Trade (NOTE 8)                   $   89,671            $   21,376
  Other                                 1,051                     0
Stockholder Current Account(NOTE 9)      -0-                78,664
Prepaid Accrued Liabilities(NOTE10)   18,447                10,623
                                    ---------             ---------
   Total current liabilities       $  109,169            $  110,663
LONG TERM LIABILITIES: (NOTE 11)    ---------             ---------
Postponed Stockholders Loans     $2,512,967            $1,867,749
                                    ---------             ---------
TOTAL LIABILITIES                  $2,622,136            $1,978,412
SHAREHOLDERS EQUITY (NOTE 1)       ---------             ---------
Common stock, par value $684.93;
  Number Shares Authorized 10,000;
  Number Shares Outstanding 7,527,485 68,493                68,493
Translation Gain/<Loss> (NOTE 12) <  296,437>           <  137,036>
Retained earnings<Accum deficit>  <1,953,467>           <1,312,457>
                                    ---------             ---------
TOTAL SHAREHOLDERS EQUITY        $<2,181,411>          $<1,381,000>
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY        $   440,725            $  597,412
                                    =========             =========
The accompanying notes are an integral part of these financial statements.



4
                              MEDITECNIC SA
                         STATEMENT OF OPERATIONS
       For the Twelve Months/Year Ending December 31, 2003 and 2002

                                              AUDITED      AUDITED
                                            December 31,  December 31,
                                                2003        2002

REVENUES:
Sales of Products                           $     -0-   $ 183,183
Investment Income                              31,333       2,041
Other Income                                   10,664         -0-
                                              --------    --------
  TOTAL REVENUES                             $  41,997   $ 185,224
                                              --------    --------
OPERATING EXPENSES:
Selling Expenses                            $     -0-   $ 121,820
Salaries                                      237,003     214,960
Social Security Contributions                  33,970      33,878
Interest Expenses/Bank Charges                  2,408       2,453
Loss On Exchange Rates                          6,211          98
Travel Expenses                                31,368      32,133
Trade Exhibition Shows Expense                 10,726      26,556
Representation Fees                            18,576         -0-
Vehicle Expense                                 3,017         -0-
Rent Expense                                   99,637      84,188
Maintenance and Repairs                           463         333
Office Supplies                                 7,119      16,116
Telecommunication Expense                       1,354       3,207
Postage and Mailing Expenses                      827         281
Advertising                                     6,313       4,905
Insurance Expense                               2,931         453
Fees                                           74,271      55,641
Taxes                                           2,235       8,376
Depreciation and Amortization Expenses        144,577     206,685
                                               -------     -------
   TOTAL OPERATING EXPENSES                  $ 683,006   $ 812,083
                                               -------     -------
OPERATING PROFIT <LOSS>                      $<641,009>   <626,859>
OTHER INCOME <EXPENSES>                            -0-    <  3,307>
Rounding differences                          <      1>          1
                                               -------     -------
NET INCOME <LOSS>                            $<641,010>  $<630,165>
                                              ========    ========



5

Per share information:

Basic Income/<Loss> per common share         $<641.01>   $<630.17>
                                               ------      ------
Basic weighted average number
Common Stock shares outstanding                 100         100
                                              =========   =========

Diluted (loss) per common share  (A)          $<641.01>   $<630.17>
                                               ------      ------
Diluted weighted average number  (A)
Common Stock shares outstanding                 100         100
                                              =========   =========
(A) There are no stock options cumulative to years ended December 31, 2003 and 2002.



The accompanying notes are an integral part of these financial statements

6
                            MEDITECNIC SA
    STATEMENT OF CASH FLOWS FOR 12 MONTHS/YEAR ENDING DECEMBER 31,
	                                          AUDITED    AUDITED
                                                     2003       2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income <Loss> From Operations                  $<641,010> $<630,165>
TRANSACTIONS NOT REQUIRING CASH:                   -------    -------
Depreciation Fixed Assets (NOTE 6)                 24,385     48,645
Amortization Capitalized R and D (NOTE 6)         120,192    158,040
                                                   -------    -------
  Total Transactions Not Requiring Cash            144,577    206,685
                                                   -------    -------
CASH PROVIDED <USED> DUE TO CHANGES IN:
Current Assets Decreases <Increases>, and,
Current Liabilities Increases <Decreases>-
  Notes Receivable-Trade                           219,856   <197,105>
  Notes Receivable-Other                             8,805   < 10,760>
  Inventories                                     < 33,822>  < 62,347>
  Unearned Income                                      202   <  6,190>
  Notes and Accounts Payable-Trade                  65,828     21,376
  Notes and Accounts Payable-Other                   1,051   <     22>
  Accrued Liabilities and Prepayments                6,598   <    576>
                                                   -------    -------
   Total Net Change Current Assets/Liabilities     268,518   <255,624>
                                                   -------    -------
    Sub Total                                    $ 413,095  $< 48,939>
                                                   -------    -------
NET CASH PROVIDED<USED> BY OPERATING ACTIVITIES  $<227,915> $<679,104>
                                                  --------   --------
CASH PROVIDED <USED> DUE TO CHANGES IN:
Other Assets Decreases <Increases>, and,
Other Liabilities Increases <Decreases>-
  Acquisition new Vehicle                         < 16,979>       -0-
  Acquisition new Office Furniture                <    -0->  < 51,910>
  New Activities In Capitalized R and D (NOTE 7) < 36,514> < 68,194> Misc. Other Assets/Liabilities
   Misc. Investments-Refund Cancel Life Insurance   13,261      3,307
                    -Increase Guarantee Deposits  <  2,404>       -0-
                                                   -------    -------
    Sub Total                                     < 42,636> <116,797>
  Shareholders Liability Accounts Incr<Decr>
   Current Debt Liability Account                 < 87,744>       -0-
   Stockholder Long Term Debt Liability Account    429,634    794,515
                                                   -------    -------
CASH PROVIDED<USED> CHANGES OTHER ASSETS/LIABIL. $ 299,254  $ 677,718
                                                   -------    -------
NET CASH INCREASE <DECREASE>                     $  71,339  $<  1,386>
Cash, Beginning of period/Adjusted for Rate Chgs.   10,239     10,565
                                                  --------   --------
Cash, End of period                              $  81,578  $   9,179
                                                  ========   ========

The accompanying notes are an integral part of these financial statements.



7

                             MEDITECNIC SA
                    Statement Stockholders' Equity
               Year Ended December 31/Inception to 2003
    UNAUDITED YEARS 1997 THRU 2001; AUDITED YEARS 2003 AND 2002



                                           TRANSLATION ACCUMULATED
                PREF STOCK  COMMON   STOCK  <LOSSES>   EARNINGS
                 SHS $AMT   SHARES   $ AMT   GAINS $  $ (LOSSES)
                ----  ----  ------ -------  --------   ----------

CUM INCEPTION
ACTIVITY THRU
12/31/98 Total    -0-  -0-    100   68,493 <  1,447>   <   2,980>
Equity $64,066    -----------------------------------------------
BALANCE 12/98     -0-  -0-    100   68,493 <  1,447>   <   2,980>
YR 1999<LOSS>                              <  9,147>   < 134,994>
<Deficit $80,075>-----------------------------------------------
BALANCE 12/99     -0-  -0-    100   68,493 < 10,594>   < 137,974>
YR 2000 INCOME                                2,176      129,385
Equity $51,486    -----------------------------------------------
BALANCE 12/2000   -0-  -0-    100   68,493 <  8,418>   <   8,589>
YR 2001 <LOSS>                             <  1,186>   < 673,703>
<Deficit $623,403>-----------------------------------------------
BALANCE 12/2001   -0-  -0-    100   68,493 <  9,604>   < 682,292>
YR 2002 <LOSS>                             <127,432>   < 630,165>
<Deficit$1,381,000>----------------------------------------------
BAL 12/2002       -0-  -0-    100   68,493 <137,036>   <1,312,457>
YR 2003 <LOSS>                             <159,401>   <  641,010>
<Deficit$2,181,411>----------------------------------------------
BAL 12/2003       -0-  -0-    100   68,493 <296,437>   <1,953,467>
=================================================================


These accompanying notes are an integral part of these financial statements.


8
         MEDITECNIC SA (A SWISS CORPORATION)
            Notes to Financial Statements
     For The Twelve Months Ended December 31, 2003

GENERAL:

The condensed consolidated financial statements of MEDITECNIC SA, A Wholly Owned Subsidiary of MEDITECNIC INC. (a U. S. Corporation) have been prepared in accordance with the regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, MEDITECNIC INC. management believes that the disclosures are adequate to make the information presented not misleading. The condensed audited financial statements for the twelve month period ended December 31, 2003 - 2002 should be read in conjunction with the financial statements and notes thereto included in this report. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that,in the opinion of management,are necessary for fair presentation.

The Company commenced operations in the year 1997.

NOTE 1-ORGANIZATION AND BUSINESS PLAN:

MEDITECNIC SA was organized and incorporated in April, 1997, in the Country of Switzerland, under the name of MEDITECNIC SA. MEDITECNIC SA was incorporated for the purpose of Medical research and Industrial trade of products in the medical and industrial domain, including recording and trading of patents; purchasing of stock equity and management of companies related to their area of expertise, excluding real assets in the Country of Switzerland.

The Companys articles initially authorized -0- shares of Preferred Stock and 100 shares of Common Stock at a $684.93 par value per share.

As of the date of these financial statements (December 31, 2003 and 2002), there were no shares of Preferred Stock issued or outstanding.
As of the date of these audited financial statements, there are 100 Shares of Common Stock, issued and outstanding, with a current book value of $684.93 per share, for a total capitalized value of $68,493.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize MEDITECNIC SA to issue up to 100 shares of Common Stock with a par value of $684.93 per share and -0-shares of Preferred Stock. As of the year ending December 31, 2003, and December 31, 2002, there were 100 shares of Common Stock issued and outstanding, for a total capitalized stock value of $68,493. As of December 31, 2003 and 2002, no Preferred Stock were issued or outstanding.

9
NOTE 2-ACCOUNTS RECEIVABLE:

As of December 31, 2003, total Receivables were $7,594 for VAT (Value Added Tax) charged to customers at time of shipment.

As of December 31, 2002, total Receivables were $211,806, consisting of $197,105 in Customer Trade Receivables and $14,701 for VAT (Value Added Tax) charged to customers at time of shipment.

There are no provisions made for Uncollectible Accounts for either of the two years covered in these financial statements. All amounts are based on actual costs incurred.

NOTE 3-INVENTORIES:

As of December 31, 2003, total Inventories for Raw Materials, Work In Progress and Finished Goods for resale to customers amount to $103,365. Included in this amount is a machine suitable for resale to a customer was rebuilt and placed in inventory.

As of December 31, 2002, total Inventories for the same categories as stated for year 2003, were $$62,437.

There are no provisions for Write-off of Obsolete or Excess Inventories for either of the two years covered in these financial statements. All amounts are based on actual costs incurred, both for purchased items and the costs to manufacture items for sales to Customers.

NOTE 4-DEFERRED/UNEARNED INCOME:

As of December 31, 2003, there was $25,438 and $22,987 as of December 31, 2002. This account is used to collect the adjustment of charges on the current period for prepaid charges made to customers.

NOTE 5-INVESTMENTS (OTHER):

As of December 31, 2003, the balance is this account was $25,240 for Deposits of Guarantee and Life Insurance Refund for cancellation of coverage; the 12/31/02 balance was $32,362 for these items.

NOTE 6 FIXED ASSETS:
The Companys fixed assets consists of the following types/classes of equipment which are recorded at actual acquisition costs:
           LIFE   AS OF DEC. 31, 2003          AS OF DEC. 31, 2002
ASSET TYPE  YR ORIGINAL COST  ACCUM DEPREC ORIGINAL COST  ACCUM DEPREC
Vehicles     5    $ 16,979      $<  2,315>     $    -0-    $<    -0->
OfficeEquipt 8      22,199       < 11,943>       19,902     <  7,690>
Machinery    5      69,986       < 69,985>       62,744     < 58,905>
DateProcEqpt 5      25,689       < 19,364>       23,081     < 14,343>
             =     -------        -------       -------      -------
TOTALS           $195,775      $<131,196>     $160,295    $< 95,759>
                   =======        =======       =======      =======

Assets are depreciated on a 5 to 8 year useful life basis, calculated on a declining depreciation method based on the Asset Net Book Value. All Fixed Assets are revalued every year, from their Net Book Value in Swiss francs/CHF to US$.

NOTE 7-INTANGIBLE ASSETS/CAPITALIZED RESEARCH AND DEVELOPMENT:

Research and Development Costs are capitalized based on actual costs incurred. Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year. The balances in these account as of the year end December 31, 2003 and 2002 are as follows:


                                    As of 12/31/03  As of 12/31/02
Capitalized Research Development      $ 587,819       $ 494,256
Less Accumulated Amortization          <454,888>       <300,061>
                                        -------         -------
NET REMAINING BALANCES               $ 132,931       $ 194,195
                                        =======         =======


NOTE 8-TRADE NOTES AND ACCOUNTS PAYABLE:

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received. The amounts due to at December 31, 2003 and 2002 were $89,671 and $21,376, respectively.

NOTE 9-STOCKHOLDER CURRENT LIABILITY ACCOUNT:

This account is for collecting costs of advances made to Stockholders and amounted to $-0- at December 31, 2003 and $78,664.


NOTE 10-PREPAID ACCRUED LIABILITIES:

These costs represent adjustment of charges for the period. The totals of this account at December 31, 2003 and 2002 were $18,447 and $10,633 respectively.

NOTE 11-LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS:

The balances in this account as of December 31, 2003 and 2002 were $2,512,967 and $1,867,749, respectively, consisting of advances from stockholders which have been postponed. As of the date of these financial statements, Management at MEDITECNIC SA in Switzerland is of the opinion that these amounts can be considered as a loss; only a return to a positive Stockholders Equity could liberate the postponed amounts.