Form 10QSB
period 2002-03-31
VIKING BROADCASTING CORP /NY
filed 2004-08-26
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        100
- ----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at March 31, 2002
No exhibits included.


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

      Statement of Stockholders' Equity from inception (1997 through 12/31/2003)

      Notes to the Financial Statements





PAGE 2

The Board of Directors
MEDITECNIC INC.
Geneva, Switzerland


                    INDEPENDENT AUDITORS REPORT


I have audited the accompanying balance sheet of MEDITECNIC SA, Geneva, Switzerland as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders equity for the years then ended.

These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audit.

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




/s/ David M. Winings
-------------------
David M. Winings, C.P.A.
Palm Desert, CA 92211
May 24, 2004









PAGE 3                    MEDITECNIC SA BALANCE SHEET

	                            AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002

CURRENT ASSETS:
Cash and Equivalents              $   81,578            $    9,179
Accounts Receivable (NOTE 2)           7,594               211,806
Inventories (NOTE 3)                 103,365                62,347
Deferred/Unearned Income (NOTE 4)     25,438                22,987
Investments (NOTE 5)                  25,240                32,362
                                    ---------             ---------
   Total current assets            $  243,215            $  338,681
FIXED ASSETS: (NOTE 6)              ---------             ---------
Capitalized/Acquisition Costs     $  195,775            $  160,295
  Less Accumulated Depreciation     < 131,196>           $<  95,759>
                                    ---------             ---------
   Net Fixed Assets                $   64,579            $   64,536
INTANTIBLE ASSETS (NOTE 7)          ---------             ---------
Capitalized Research/Development  $  587,819            $  494,256
  Less Accumulated Amortization     < 454,888>            < 300,061>
                                    ---------             ---------
   Net Intangible Assets           $  132,931            $  194,195
                                    ---------             ---------
TOTAL ASSETS                       $  440,725            $  597,412
                                    =========            ==========
LIABILITIES & SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Notes and Accounts Payable
  Trade (NOTE 8)                   $   89,671            $   21,376
  Other                                 1,051                     0
Stockholder Current Account(NOTE 9)      -0-                78,664
Prepaid Accrued Liabilities(NOTE10)   18,447                10,623
                                    ---------             ---------
   Total current liabilities       $  109,169            $  110,663
LONG TERM LIABILITIES: (NOTE 11)    ---------             ---------
Postponed Stockholders Loans     $2,512,967            $1,867,749
                                    ---------             ---------
TOTAL LIABILITIES                  $2,622,136            $1,978,412
SHAREHOLDERS EQUITY (NOTE 1)       ---------             ---------
Common stock, par value $684.93;
  Number Shares Authorized 100;
  Number Shares Outstanding 100        68,493                68,493
Translation Gain/<Loss> (NOTE 12) <  296,437>           <  137,036>
Retained earnings<Accum deficit>  <1,953,467>           <1,312,457>
                                    ---------             ---------
TOTAL SHAREHOLDERS EQUITY        $<2,181,411>          $<1,381,000>
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY        $   440,725            $  597,412
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


                                                              MEDITECNIC, INC.



Date:     July 21, 2004                                   By:
                                                            Luc Badel
                                                       	    President
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                             authorized officer)