Form 10QSB/A
period 2002-03-31
VIKING BROADCASTING CORP /NY
filed 2004-08-26
CIK 1058549

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       7,527,485
- ----------------------------------                       --------------------
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
  Number Shares Authorized 10,000,000;
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