Form 10QSB
period 2002-09-30
VIKING BROADCASTING CORP /NY
filed 2004-08-27
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended Sept 31, 2002

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        7,527,485
- ----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at Sept 31, 2002
No exhibits included.


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
NET INCOME <LOSS>                            $<641,010>  $<630,165>
                                              ========    ========



5

Per share information:

Basic Income/<Loss> per common share         $<641.01>   $<630.17>
                                               ------      ------
Basic weighted average number
Common Stock shares outstanding               7,527,485   7,527,485
                                              =========   =========

Diluted (loss) per common share  (A)          $<641.01>   $<630.17>
                                               ------      ------
Diluted weighted average number  (A)
Common Stock shares outstanding               7,527,485    7,527,485
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

As of the date of these financial statements (December 31, 2003 and 2002), there were no shares of Preferred Stock issued or outstanding.
As of the date of these audited financial statements, there are 7,527,485 Shares of Common Stock, issued and outstanding, with a current book value of $684.93 per share, for a total capitalized value of $68,493.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize MEDITECNIC SA to issue up to 10,000,000 shares of Common Stock with a par value of $684.93 per share and -0- shares of Preferred Stock. As of the year ending December 31, 2003, and December 31, 2002, there were 7,527,485 shares of Common Stock issued and outstanding, for a total capitalized stock value of $68,493. As of December 31, 2003 and 2002, no Preferred Stock were issued or outstanding.

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