Form 10QSB
period 2003-03-31
VIKING BROADCASTING CORP /NY
filed 2004-08-30
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                  7,527,485
----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at March 31, 2003
No exhibits included.


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
NET INCOME <LOSS>                            $<641,010>  $<630,165>
                                              ========    ========



5

Per share information:

Basic Income/<Loss> per common share         $<641.01>   $<630.17>
                                               ------      ------
Basic weighted average number
Common Stock shares outstanding                 100         100
                                              =========   =========

Diluted (loss) per common share  (A)          $<641.01>   $<630.17>
                                               ------      ------
Diluted weighted average number  (A)
Common Stock shares outstanding               7,527,485   7,527,485
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

NOTE 11-LONG TERM LIABILITIES/POSTPONED STOCKHOLDER S LOANS:

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


                                                              MEDITECNIC, INC.



Date:     July 21, 2004                                   By:
                                                            Luc Badel
                                                       	    President
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                             authorized officer)


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Meditecnic, Inc. (the
"Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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