Form 10QSB
period 2004-06-30
VIKING BROADCASTING CORP /NY
filed 2005-01-03
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                   7,527,485
- ----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at June 30, 2004
No exhibits included.




                                  MEDITECNIC


                                    PART F/S

                          Index to Financial Statements

2ND QUARTER ENDING JUNE 30, 2004 FOR SEC 10Q FILINGS

Unaudited Financial Statements for 3 and 6 months ended June 30, 2004:

   Independent Auditor's Report not required               Page 2

    Balance Sheets at 6/30/2004 and 12/31/2003             Page 3

    Statements of Operations for 3-6 months 6/30/2004      Pages 4/5

    Statements of Cash Flows for 3-6 months 6/30/2004      Page 6

    Statement of Stockholders' Equity through 6/30/2004    Page 7

    Notes to the Financial Statements                      Pages 8/9/10





The Board of Directors
MEDITECNIC, Geneva, Switzerland


INDEPENDENT AUDITOR S

NOTE:

INDEPENDENT AUDITOR S REPORT  NOT REQUIRED FOR INTERIM
(QUARTERLY) PERIODS ENDING MARCH 31, 2004; JUNE 30, 2004, and, SEPTEMBER 30, 2004.





	                     MEDITECNIC BALANCE SHEET

	                            AUDITED             UNAUDITED
                                   December 31,           June 30,
              ASSETS                   2003                 2004

CURRENT ASSETS:
 Cash and Equivalents              $   81,578            $   52,632
 Accounts Receivable (NOTE 2)           7,594                 2,928
 Inventories (NOTE 3)                 103,365               104,116
 Deferred/Unearned Income (NOTE 4)     25,438                   -0-
 Investments (NOTE 5)                  25,240                25,424
                                    ---------             ---------
   Total current assets            $  243,215            $  185,100
FIXED ASSETS: (NOTE 6)              ---------             ---------
 Capitalized/Acquisition Costs     $  195,775            $  197,198
  Less Accumulated Depreciation     < 131,196>           $< 139,736>
                                    ---------             ---------
   Net Fixed Assets                $   64,579            $   57,462
INTANTIBLE ASSETS (NOTE 7)          ---------             ---------
 Capitalized Research/Development  $  587,819            $  592,089
  Less Accumulated Amortization     < 454,888>            < 490,476>
                                    ---------             ---------
   Net Intangible Assets           $  132,931            $  101,613
                                    ---------             ---------
TOTAL ASSETS                       $  440,725            $  344,175
                                    =========            ==========
LIABILITIES & SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
 Notes and Accounts Payable
  Trade (NOTE 8)                   $   89,671            $   52,687
  Other                                 1,051                   -0-
 Stockholder Current Account(NOTE 9)      -0-                   -0-
 Prepaid Accrued Liabilities(NOTE10)   18,447                   -0-
                                    ---------             ---------
   Total current liabilities       $  109,169            $   52,687
LONG TERM LIABILITIES: (NOTE 11)    ---------             ---------
 Postponed Stockholder s Loans     $2,512,967            $2,767,914
                                    ---------             ---------
TOTAL LIABILITIES                  $2,622,136            $2,820,601
SHAREHOLDERS  EQUITY (NOTE 1)       ---------             ---------
Common Stock par value/$.001; Number
  Shares Authorized 50,000,000;
  Shares Outstanding 7,527,485         68,493                68,493
 Translation Gain/<Loss> (NOTE 12) <  296,437>           <  141,835>
 Retained earnings<Accum deficit>  <1,953,467>           <2,403,084>
                                    ---------             ---------
TOTAL SHAREHOLDERS  EQUITY        $<2,181,411>          $<2,476,426>
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY        $   440,725            $  344,175
                                    =========             =========

The accompanying notes are an integral part of these financial statements.



                              MEDITECNIC
                        STATEMENT OF OPERATIONS
         For the 3 and 6 Months and Year To Date June 30, 2004

                            Three Months   Yr To Date To Total Yr To
                            To June 30, 2004 June 30, 2004 Dec.31,2003

REVENUES:
 Sales of Products             $     -0-     $    -0-  $     -0-
 Investment Income                   -0-          -0-     31,333
 Other Income                         51          102     10,664
                                  ------      -------    -------
  TOTAL REVENUES               $      51     $    102  $  41,397
                                  ------      -------    -------
OPERATING EXPENSES:
 Selling Expenses              $  11 262     $ 15,026  $     -0-

 Salaries                         79,733      121,117    237,003

 Social Security Contributions    36,662       73,811     33,970
`
 Interest Expense/Bank Charges     1,324        1,787      2,408
 Loss/<Gain> Exchange Rates          -0-          -0-      6,211
 Travel Expenses                   9,259       15,919     31,368
 Trade Exhibition Show Expense       -0-          -0-     10,276
 Representation Fees                 -0-          -0-     18,576
 Vehicle Expense                   2,604        4,308      3,017
 Rent Expense                     50,105       80,546     99,637
 Maintenance and Repairs             -0-          -0-        463
 Office Supplies                   1,101        2,211      7,119
 Telecommunication Expense         5,392        6,069      1,354
 Postage and Mailing Expenses        304          605        827
 Advertising                         525        1,046      6,313
 Insurance Expense                 3,360        7,867      2,931
 Fees                             25,702       35,794     74,271
 Taxes                            12,019       23,952      2,235
 Depreciate/Amortize Expense      39,871       59,663    144,577
 Misc./Other Expenses           <      1>         -0-        -0-
                                 -------      -------    -------
   TOTAL OPERATING EXPENSES    $ 279,222    $ 449,721  $ 683,006
                                 -------      -------    -------
OPERATING PROFIT <LOSS>        $<279,171>   $<449,619> $<641,009>
OTHER INCOME <EXPENSES> -            -0-          -0-        -0-
  Rounding differences               -0-            2   <      1>
                                 -------      -------    -------
NET INCOME <LOSS>              $<279,171>   $<449,617> $<641,010>
                                 =======      =======    =======


                             3 Months To 6 Mon Yr To Date   Total Yr To
                               June 30,     To June 30,       Dec. 31,
                                 2004          2004            2003

NET INCOME <LOSS>/Prior Page  $<279,171>   $<449,617>      $<641,010>
                                =======      =======         =======
Per share information:

Basic Income/<Loss>
 Per common share              $<0.0371>    $<0.0597>       $<0.0852>
                                 ------       ------          ------
Basic weighted average number
 Common Stk. shares outstanding 7,527,485   7,527,485       7,527,485
                                =========    =========      =========

Diluted Income <Loss) (A)
 Per common share              $<0.0371>    $<0.0597>       $<0.0852>
                                 ------       ------          ------
Diluted weighted average
 Number Common Stock shares
 Outstanding                   7,527,485    7,527,485       7,527,485
                               =========    =========       =========

(A) There are no stock options cumulative to period ending
      June 30, 2004.



The accompanying notes are an integral part of these financial statements



                                  MEDITECNIC
       STATEMENT OF CASH FLOWS 3 MONTHS/YEAR TO DATE JUNE 30, 2004

                               Three Months  Yr To Date   Total Yr To
                                June 30/2004 June 30/2004   Dec 31/2003
CASH FLOWS FROM OPERATIONS:
  Income <Loss> From Operations $<279,171>  $<449,617>      $<641,010>
TRANSACTION NOT REQUIRING CASH:   -------     -------         -------
 Depreciate Fixed Asset(NOTE 6) $   4,774   $   8,540       $  24,385
 Amortize Capital R-D(NOTE 6)      19,563      35,588         120,192
Total Transactions Not            -------     -------         -------
 Requiring Cash                 $  24,337   $  44,128       $ 144,577
                                  -------     -------         -------
CASH PROVIDE<USE> ON CHANGES:
 Current Asset Decr.<Incr.>;
 Current Liability Incr.<Decr.>
  Notes Receivable-Trade        $<  6,814>  $   4,666       $ 219,856
  Notes Receivable-Other              -0-         -0-           8,805
  Inventories                    <    751>   <    751>       < 33,822>
  Unearned Income                     -0-      25,438             202
  Notes/Accounts Payable-Trade      6,235    < 36,984>         65,828
  Notes/Accounts Payable-Other        -0-    <  1,051>          1,051
  Accrued Liabilities/Prepaids        -0-    < 18,447>          6,598
Total Changes Current Assets      -------     -------         -------
 And Current Liabilities       $<  1,330>   $< 27,129>      $ 268,518
                                 -------      -------         -------
    Sub Total                  $  23,007    $  16,999       $ 413,095
                                 -------      -------         -------
CASH PROVIDE<USE>BY OPERATIONS $<256,164>   $<432,618>      $<227,915>
                                 -------      -------         -------
CASH PROVIDE<USE> ON CHANGES:
 Other Asset Decr.<Incr.>;
 Other Liability Incr.<Decr.>
  Acquire new Vehicle          $     -0-    $     -0-       $< 16,979>
  Acquire Fixed Assets          <  5,692>    <  5,692>            -0-
  New Capital R-D(NOTE 7)            -0-          -0-        < 36,514>
  Misc. Other Asset/Liab.-
   Investment/Life Ins.Refund   <    184>    <    184>         13,261
   Incr. Guarantee Deposits          -0-          -0-        <  2,404>
                                 -------      -------         -------
    Sub Total                  $<  5,876>   $<  5,876>      $< 42,636>
  Shareholder Liab. Incr<Decr>
   Current Liab. Account             -0-          -0-        < 87,744>
   Long Term Debt Liab.A/C       110,005      254,947         429,634
CASH PROVIDE<USE> ON CHANGES:    -------      -------         -------
 OTHER ASSETS/LIABILILITIES    $ 104,129    $ 249,071       $ 299,254
NET DECR<INCR> TRANSLATION A/C   154,602      154,602             -0-
Rounding differences                 -0-            1             -0-
NET CASH INCREASE <DECREASE>   $   2,567    $< 28,946>         71,339
Cash Beginning of period          50,065       81,578          10,239
                                 -------      -------         -------
Cash End of period             $  52,632    $  52,632        $ 81,578
                                 =======      =======         =======

The accompanying notes are an integral part of these financial statements.





MEDITECNIC
Statement Stockholders' Equity
Period Ended June 30, 2004
     UNAUDITED YEARS 1998 THRU 2001; AUDITED YEARS 2003 AND 2002



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

UNAUDITED
Activity 3 Months
 Ended 3/31/2004                                      <  170,446>
                 ------------------------------------------------
BAL 3/31/2004    -0-  -0- 7,527,485 68,493 <296,437>  <2,123,913>
<Deficit$2,351,857>

UNAUDITED
Activity 3 Months
 Ended 6/30/04                              154,602   <  279,171>
                -------------------------------------------------
BAL 6/30/2004    -0-  -0- 7,527,485 68,493 <141,835>  <2,403,084>
<Deficit$2,476,426>
                =================================================

These accompanying notes are an integral part of these financial statements.




                      MEDITECNIC
            Notes to Financial Statements
    For The Three and Six Months Ended June 30, 2004

GENERAL:

The condensed consolidated financial statements of MEDITECNIC have been prepared in accordance with the regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, MEDITECNIC management believes that the disclosures are adequate to make the information presented not misleading. The condensed unaudited financial statements for the three month period ended June 30, 2004 should be read in conjunction with the financial statements and notes contained in the prior three month ended March 31, 2004 and the audited year end financial statements for the twelve months ended December 31, 2003. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management are necessary for fair presentation.

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

As of the date of these financial statements (June 30, 2004), there were no shares of Preferred Stock issued or outstanding.

As of the date of these financial statements, there are 7,527,485 Shares of Common Stock, issued and outstanding, with a total current book value of $68,493 capitalized value.

NOTE 2-ACCOUNTS RECEIVABLE:

As of June 30, 2004, total Receivables were $2,928 for VAT (Value
Added Tax) charged to customers at time of shipment.

As of December 31, 2003, total Receivables were $7,594, consisting of Customer Trade Receivables and VAT (Value Added Tax) charged to customers at time of shipment.

There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements. All amounts are based on actual costs incurred.


NOTE 3-INVENTORIES:

As of June 30, 2004, total Inventories for Raw Materials, Work In Progress and Finished Goods for resale to customers amounted to $104,116. Included in this amount is a machine suitable for resale to a customer that was rebuilt and placed in inventory at actual costs incurred.

As of December 31, 2003, total Inventories for the same categories as stated for the period March 31, 2004, were $103,365.

There are no provisions for Write-off of Obsolete or Excess
Inventories for either periods covered in these financial statements. All amounts are based on actual costs incurred, both for purchased items and the costs to manufacture items for sales to Customers.

NOTE 4-DEFERRED/UNEARNED INCOME:

As of June 30, 2004, there was a $25,424 balance for these items.

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

NOTE 6 FIXED ASSETS:
The Company s fixed assets consists of the following types/classes of equipment which are recorded at actual acquisition costs:

           LIFE   AS OF DEC. 31, 2003          AS OF JUNE 30, 2004
ASSET TYPE  YR ORIGINAL COST  ACCUM DEPREC ORIGINAL COST  ACCUM DEPREC


Vehicles     5    $ 16,979      $<  2,315>     $           $
   iceEquipt 8      22,199       < 11,943>
Machinery    5      69,986       < 69,985>
DateProcEqpt 5      25,689       < 19,364>
             =     -------        -------       -------      -------
 TOTALS           $195,775      $<131,196>     $197,198    $<139,736>
                   =======        =======       =======      =======

Assets are depreciated on a 5 to 8 year useful life basis, calculated on a declining depreciation method based on the Asset Net Book Value. All Fixed Assets are revalued every year, from their Net Book Value in Swiss francs/CHF to US$.


NOTE 7-INTANGIBLE ASSETS/CAPITALIZED RESEARCH AND DEVELOPMENT:

Research and Development Costs are capitalized based on actual costs incurred. Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year. The balances in these account for the periods ending June 30, 2004 and fiscal year ended December 31, 2003 are as follows:


                                    As of 12/31/03  As of 6/30/04
Capitalized Research Development      $ 587,819       $ 592,089
Less Accumulated Amortization          <454,888>       <490,476>
                                        -------         -------
 NET REMAINING BALANCES               $ 132,931       $ 101,613
                                        =======         =======


NOTE 8-TRADE NOTES AND ACCOUNTS PAYABLE:

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received. The amounts due at June 30, 2004 was $52,687 and $89,971 at December 31, 2003.

NOTE 9-STOCKHOLDER CURRENT LIABILITY ACCOUNT:

This account collects current costs of Stockholders Advances and amounted to $-0- at June 30, 2004, unchanged from the December
31, 2003 period.

NOTE 10-PREPAID ACCRUED LIABILITIES:

These costs represent adjustment of charges for the period.
The totals of this account at June 30, 2004 were $-0-.  The
December 31, 2003 period reflected a $18,447 balance respectively.

NOTE 11-LONG TERM LIABILITIES/POSTPONED STOCKHOLDER S LOANS:

The balances in this account as of June 30, 2004 were $2,767,914, as compared to the December 31, 2003 balances of $2,512,967.

These accounts consists of amounts due to stockholders, on which payments have been postponed. As of the date of these financial statements, Management at MEDITECNIC is of the opinion that these amounts can be considered as a loss; only a return to a positive Stockholders Equity could liberate the postponed amounts.




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


                                                              MEDITECNIC, INC.



Date:     Jan 3, 2005                                   By:
                                                            Luc Badel
                                                       	    President
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                             authorized officer)


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Meditecnic, Inc. (the
"Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: Jan 3, 2005                       By: /s/ Luc Badel
                                                 -------------------
                                                 Chief Executive Officer
                                                 Chief Financial Officer