Form 10QSB
period 2004-09-30
VIKING BROADCASTING CORP /NY
filed 2005-01-03
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended Sept 30, 2004

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        100
- ----------------------------------                       --------------------
Title of Class                                  Number of Shares outstanding
                                                      at Sept 30, 2004
No exhibits included.


                                    MEDITECNIC


                                    PART F/S

                          Index to Financial Statements

3RD QUARTER ENDING SEPTEMBER 30, 2004 FOR SEC 10Q FILINGS

Unaudited Financial Statements for 3 and 9 months ended Sept. 30, 2004:

   Independent Auditor's Report not required               Page 2

    Balance Sheets at 9/30/2004 and 12/31/2003             Page 3

    Statements of Operations for 3-9 months 9/30/2004      Pages 4/5

    Statements of Cash Flows for 3-9 months 9/30/2004      Page 6

    Statement of Stockholders' Equity through 9/30/2004    Page 7

    Notes to the Financial Statements                      Pages 8/9/10





The Board of Directors
MEDITECNIC, Geneva, Switzerland


INDEPENDENT AUDITOR S

NOTE:

INDEPENDENT AUDITOR'S REPORT NOT REQUIRED FOR INTERIM (QUARTERLY)
PERIODS ENDING MARCH 31, 2004; JUNE 30, 2004, and, SEPTEMBER 30,
2004.





                            MEDITECNIC BALANCE SHEET

                                     AUDITED               UNAUDITED
                                   December 31,          September 30,
              ASSETS                   2003                 2004

CURRENT ASSETS:
 Cash and Equivalents              $   81,578            $   17,088
 Accounts Receivable (NOTE 2)           7,594                 5,772
 Inventories (NOTE 3)                 103,365               104,963
 Deferred/Unearned Income (NOTE 4)     25,438                   -0-
 Investments (NOTE 5)                  25,240                19,528
                                    ---------             ---------
   Total current assets            $  243,215            $  147,351
FIXED ASSETS: (NOTE 6)              ---------             ---------
 Capitalized/Acquisition Costs     $  195,775            $  198,803
  Less Accumulated Depreciation     < 131,196>           $< 144,697>
                                    ---------             ---------
   Net Fixed Assets                $   64,579            $   54,106
INTANTIBLE ASSETS (NOTE 7)          ---------             ---------
 Capitalized Research/Development  $  587,819            $  596,906
  Less Accumulated Amortization     < 454,888>            < 510,740>
                                    ---------             ---------
   Net Intangible Assets           $  132,931            $   86,166
                                    ---------             ---------
TOTAL ASSETS                       $  440,725            $  287,623
                                    =========            ==========
LIABILITIES & SHAREHOLDERS  EQUITY
CURRENT LIABILITIES:
 Notes and Accounts Payable
  Trade (NOTE 8)                   $   89,671            $   56,106
  Other                                 1,051                   -0-
 Stockholder Current Account(NOTE 9)      -0-                   -0-
 Prepaid Accrued Liabilities(NOTE10)   18,447                   -0-
                                    ---------             ---------
   Total current liabilities       $  109,169            $   56,106
LONG TERM LIABILITIES: (NOTE 11)    ---------             ---------
 Postponed Stockholder s Loans     $2,512,967            $2,847,392
                                    ---------             ---------
TOTAL LIABILITIES                  $2,622,136            $2,903,498
SHAREHOLDERS  EQUITY (NOTE 1)       ---------             ---------
Common Stock par value/$.001; Number
  Shares Authorized 50,000,000;
  Shares Outstanding 7,527,485         68,493                68,493
 Translation Gain/<Loss> (NOTE 12) <  296,437>           <  119,458>
 Retained earnings<Accum deficit>  <1,953,467>           <2,803,826>
                                    ---------             ---------
TOTAL SHAREHOLDERS  EQUITY        $<2,181,411>          $<2,615,875>
                                    ---------             ---------
TOTAL LIABILITIES & EQUITY        $   440,725            $  287,623
                                    =========             =========

The accompanying notes are an integral part of these financial statements.



                            MEDITECNIC
                        STATEMENT OF OPERATIONS
        For the 3 and 9 Months and Year To Date September 30, 2004

                            Three Months   Yr To Date To Total Yr To
                            To Sept 30, 2004 Sept 30, 2004 Dec.31,2003
REVENUES:
 Sales of Products             $     -0-     $    -0-       $     -0-
 Investment Income                   -0-          -0-          31,333
 Other Income                        -0-          102          10,664
                                  ------      -------         -------
  TOTAL REVENUES               $     -0-     $    102       $  41,397
                                  ------      -------         -------
OPERATING EXPENSES:
 Selling Expenses              $  24 461     $ 39,487       $     -0-

 Salaries                        124,711      245,828         237,003

 Social Security Contributions    42,399      116,210          33,970
`
 Interest Expense/Bank Charges     1,545        3,332           2,408
 Loss/<Gain> Exchange Rates            4            4           6,211
 Travel Expenses                  10,702       26,621          31,368
 Trade Exhibit Show Expenses         -0-          -0-          10,276
 Representation Fees                 -0-          -0-          18,576
 Vehicle Expense                   3,435        7,743           3,017
 Rent Expense                     70,201      150,747          99,637
 Maintenance and Repairs             -0-          -0-             463
 Office Supplies                   1,110        3,321           7,119
 Telecommunication Expense         6,186       12,235           1,354
 Postage and Mailing Expenses        306          911             827
 Advertising                         529        1,575           6,313
 Insurance Expense                 3,387       11,254           2,931
 Fees                             39,040       74,834          74,271
 Taxes                            12,434       36,386           2,235
 Depreciate/Amortize Expense      60,293      119,956         144,577
 Misc./Other Expenses                -0-          -0-             -0-
                                 -------      -------         -------
   TOTAL OPERATING EXPENSES    $ 400,743    $ 850,464       $ 683,006
                                 -------      -------         -------
OPERATING PROFIT <LOSS>        $<400,743>   $<850,362>      $<641,009>
OTHER INCOME <EXPENSES> -            -0-          -0-             -0-
  Rounding differences                 1            3        <      1>
                                 -------      -------         -------
NET INCOME <LOSS>              $<400,742>   $<850,359>      $<641,010>
                                 =======      =======         =======

                             3 Months To 9 Mon Yr To Date   Total Yr To
                               Sept 30,     To Sept 30,       Dec. 31,
                                 2004          2004            2003

NET INCOME <LOSS>/Prior Page  $<400,742>    $<850,359>      $<641,010>
                                =======       =======         =======
Per share information:

Basic Income/<Loss>
 Per common share              $<0.0532>    $<0.1129>       $<0.0852>
                                 ------       ------          ------
Basic weighted average number
 Common Stk. shares outstanding 7,527,485   7,527,485       7,527,485
                                =========    =========      =========

Diluted Income <Loss) (A)
 Per common share              $<0.0532>    $<0.1129>       $<0.0852>
                                 ------       ------          ------
Diluted weighted average
 Number Common Stock shares
 Outstanding                   7,527,485    7,527,485       7,527,485
                               =========    =========       =========

(A) There are no stock options cumulative to period ending
      Sept. 30, 2004.



The accompanying notes are an integral part of these financial statements




                                 MEDITECNIC
       STATEMENT OF CASH FLOWS 3 MONTHS/YEAR TO DATE SEPT. 30, 2004

                             Three Months  Yr To Date    Total Yr To
                              Sept 30/2004 Sept 30/2004   Dec 31/2003
CASH FLOWS FROM OPERATIONS:
  Income <Loss> From Operations $<400,742>  $<850,359>      $<641,010>
TRANSACTION NOT REQUIRING CASH:   -------     -------         -------
 Depreciate Fixed Asset(NOTE 6) $   4,961   $  13,501       $  24,385
 Amortize Capital R-D(NOTE 6)      20,264      55,852         120,192
Total Transactions Not            -------     -------         -------
 Requiring Cash                 $  25,225   $  69,353       $ 144,577
                                  -------     -------         -------
CASH PROVIDE<USE> ON CHANGES:
 Current Asset Decr.<Incr.>;
 Current Liability Incr.<Decr.>
  Notes Receivable-Trade        $<  2,844>  $   1,822       $ 219,856
  Notes Receivable-Other              -0-         -0-           8,805
  Inventories                    <    847>   <  1,598>       < 33,822>
  Unearned Income                     -0-      25,438             202
  Notes/Accounts Payable-Trade      3,419    < 33,565>         65,828
  Notes/Accounts Payable-Other        -0-    <  1,051>          1,051
  Accrued Liabilities/Prepaids        -0-    < 18,447>          6,598
Total Changes Current Assets      -------     -------         -------
 And Current Liabilities       $<    272>   $< 27,401>      $ 268,518
                                 -------      -------         -------
    Sub Total                  $  24,953    $  41,952       $ 413,095
                                 -------      -------         -------
CASH PROVIDE<USE>BY OPERATIONS $<375,789>   $<808,407>      $<227,915>
                                 -------      -------         -------
CASH PROVIDE<USE> ON CHANGES:
 Other Asset Decr.<Incr.>;
 Other Liability Incr.<Decr.>
  Acquire new Vehicle          $     -0-    $     -0-       $< 16,979>
  Acquire Fixed Assets          <  1,605>    <  7,297>            -0-
  New Capital R-D(NOTE 7)       <  4,817>    <  4,817>       < 36,514>
  Misc. Other Asset/Liab.-
   Investment/Life Ins.Refund      5,896        5,712          13,261
   Incr. Guarantee Deposits          -0-          -0-        <  2,404>
                                 -------      -------         -------
    Sub Total                  $<    526>   $<  6,402>      $< 42,636>
  Shareholder Liab. Incr<Decr>
   Current Liab. Account             -0-          -0-        < 87,744>
   Long Term Debt Liab.A/C        79,478      334,425         429,634
CASH PROVIDE<USE> ON CHANGES:    -------      -------         -------
 OTHER ASSETS/LIABILILITIES    $  78,952    $ 328,023       $ 299,254
NET DECR<INCR> TRANSLATION A/C   261,295      415,897             -0-
Rounding differences            <      2>    <      3>            -0-
NET CASH INCREASE <DECREASE>   $< 35,544>   $< 64,490>         71,339
Cash Beginning of period          52,632       81,578          10,239
                                 -------      -------         -------
Cash End of period             $  17,088    $  17,088        $ 81,578
                                 =======      =======         =======

The accompanying notes are an integral part of these financial statements.

MEDITECNIC
Statement Stockholders' Equity
Period Ended September 30, 2004
     UNAUDITED YEARS 1998 THRU 2001; AUDITED YEARS 2003 AND 2002



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

UNAUDITED
Activity 3 Months
Ended 9/30/04                               261,293   <  400,742>
                -------------------------------------------------
BAL 9/30/2004    -0-  -0- 7,527,485 68,493  119,458   <2,803,256>
<Deficit$2,615,875>==============================================



These accompanying notes are an integral part of these financial statements.

                      MEDITECNIC
            Notes to Financial Statements
    For The Three and Nine Months Ended September 30, 2004

GENERAL:

The condensed consolidated financial statements of MEDITECNIC have been prepared in accordance with the regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, MEDITECNIC management believes that the disclosures are adequate to make the information presented not misleading. The condensed unaudited financial statements for the nine month period ended September 30, 2004 should be read in conjunction with the financial statements and notes contained in the prior three month ended June 30, 2004 and the audited year end financial statements for the twelve months ended December 31, 2003. The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management are necessary for fair presentation.

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

As of the date of these financial statements (September 30, 2004), there were no shares of Preferred Stock issued or outstanding.

As of the date of these financial statements, there are 7,527,485
Shares of Common Stock, issued and outstanding, with a total current book value of $68,493 capitalized value.

NOTE 2-ACCOUNTS RECEIVABLE:

As of September 30, 2004, total Receivables were $5,772 for VAT (Value Added Tax) charged to customers at time of shipment.

As of December 31, 2003, total Receivables were $7,594, consisting of Customer Trade Receivables and VAT (Value Added Tax) charged to customers at time of shipment.

There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements. All amounts are based on actual costs incurred.

NOTE 3-INVENTORIES:

As of September 30, 2004, total Inventories for Raw Materials, Work In Progress and Finished Goods for resale to customers amounted to $104,963. Included in this amount is a machine suitable for resale to a customer that was rebuilt and placed in inventory at actual costs incurred.

As of December 31, 2003, total Inventories for the same categories as stated for the period March 31, 2004, were $103,365.

There are no provisions for Write-off of Obsolete or Excess Inventories for either periods covered in these financial statements. All amounts are based on actual costs incurred, both for purchased items and the costs to manufacture items for sales to Customers.

NOTE 4-DEFERRED/UNEARNED INCOME:

As of September 30, 2004, there was a $-0- balance for these items.

As of December 31, 2003, there was $25,438 for these items. This account is used to collect the adjustment of charges on the current period for prepaid charges made to customers.

NOTE 5-INVESTMENTS (OTHER):

As of September 30, 2004, there was $19,528 for these items.

As of December 31, 2003, the balance is this account was $25,240 for Deposits of Guarantee and Life Insurance Refund for cancellation of Coverage.

NOTE 6 FIXED ASSETS:
The Company s fixed assets consists of the following types/classes of equipment which are recorded at actual acquisition costs:

           LIFE   AS OF DEC. 31, 2003          AS OF SEPT. 30, 2004
ASSET TYPE  YR ORIGINAL COST  ACCUM DEPREC ORIGINAL COST  ACCUM DEPREC


Vehicles     5    $ 16,979      $<  2,315>     $           $
   iceEquipt 8      22,199       < 11,943>
Machinery    5      69,986       < 69,985>
DateProcEqpt 5      25,689       < 19,364>
             =     -------        -------       -------      -------
 TOTALS           $195,775      $<131,196>     $198,803    $<144,697>
                   =======        =======       =======      =======

Assets are depreciated on a 5 to 8 year useful life basis, calculated on a declining depreciation method based on the Asset Net Book Value. All Fixed Assets are revalued every year, from their Net Book Value in Swiss francs/CHF to US$.



NOTE 7-INTANGIBLE ASSETS/CAPITALIZED RESEARCH AND DEVELOPMENT:

Research and Development Costs are capitalized based on actual costs incurred. Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year. The balances in these account for the periods ending September 30, 2004 and fiscal year ended December 31, 2003 are as follows:


                                    As of 12/31/03  As of 9/30/04
Capitalized Research Development      $ 587,819       $ 596,906
Less Accumulated Amortization          <454,888>       <510,740>
                                        -------         -------
 NET REMAINING BALANCES               $ 132,931       $  86,166
                                        =======         =======

NOTE 8-TRADE NOTES AND ACCOUNTS PAYABLE:

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received. The amounts due at September 30, 2004 was $56,106 and $89,971 at December 31, 2003.

NOTE 9-STOCKHOLDER CURRENT LIABILITY ACCOUNT:

This account collects current costs of Stockholders Advances and amounted to $-0- at September 30, 2004, unchanged from the December 31, 2003 period.

NOTE 10-PREPAID ACCRUED LIABILITIES:

These costs represent adjustment of charges for the period. The totals of this account at September 30, 2004 was $-0-. The December 31, 2003 period reflected a $18,447 balance respectively.

NOTE 11-LONG TERM LIABILITIES/POSTPONED STOCKHOLDER S LOANS:

The balances in this account as of September 30, 2004 were $2,767,914, as compared to the December 31, 2003 balances of $2,512,967.

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


                                                              MEDITECNIC, INC.



Date:     Jan 3, 2005                                   By:/s/ Luc Badel
                                                            Luc Badel
                                                       	    President
                                                  (chief financial officer and
                                                   accounting officer and duly
                                                             authorized officer)


                          CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Meditecnic, Inc. (the
"Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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