Form 10KSB/A
period 2000-12-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

MEDITECNIC, INC.

(Name of small business issuer in its charter)

Nevada

87-0430532

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

14 Quai du Seujet, Geneva, Switzerland

CH-1201

 (Address of principal executive offices)

(Zip Code)

Issuer's telephone number: (949) 489-2400

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

Common Stock, Par Value $.001

7,527,485   Shares

PART I

Item 1.

DESCRIPTION OF BUSINESS

Background

Meditecnic, Inc., a Nevada corporation (the “Company”), is the successor by merger on April 18, 1998 with Viking Broadcasting, a Utah corporation incorporated on May 4, 1984 as Carrigan Gold Corporation.  Viking was formed originally to sell and deal in minerals and oil and gas properties.  This venture and an investment in broadcasting properties were unsuccessful.

The primary activity of the company is the development and commercialization of medical devices based on cavitation.  The principal applications are in dentistry, sterilization equipment and unblocking of catheters and cannulas.  There are also additional potential applications in the field of ophthalmology.

The Company has acquired the technology related to its applications from Meditecnic, S.A.  (“Meditecnic”), which also performed research and development for the Company. The Company acquired Meditecnic on September 12, 2001 for cash and loan forgiveness.  The executive offices of the Company are located at 14 Quai du Seujet, Geneva, Switzerland CH 1201.  Its U.S. telephone number is (949) 489-2400.

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

The muscles and nerves inside the root as well as their diverticula are ablated within minutes – this is completely impossible using conventional modalities.

4.

The root and pulp chamber is dried out.

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

Catheters and Canulas

It is well known that permanently installed catheters often become blocked and need to be preplaced.  A cavitation inducer applied at the end of a catheter (or drain, etc.) can be successfully used to ablate obstructions like blood clots and fatty bodies without any contamination of the blood stream with the solution inside the machine.  This is because the system works at negative pressure and therefore, automatically regulates itself, cutting off as soon as it encounters and physiological circulatory systems like the blood or the urine.  Thus, catheters can be successfully unblocked, a result which is impossible with conventional modalities.  The materials are for single use and are supplied in disposable form.

This patented system is granted CE Marking and an application for FDA Approval is going to be submitted in the near future.

Cleaning and Sterilization of Endoscopes

Meditecnic SA also has a large experience in fluid mechanics research which has led ot its developing a new, innovative low-temperature 30 (degree) C sterilization process.  This process too is based on cavitation technology.  Thorough understanding of the phenomenon has led to the ability to successfully apply it to the cleaning and sterilization of endoscopes during operations.  Endoscopy is without doubt the future of surgery and, at this point in time, there is no other cold-sterilization process which gives such reliable results (only about 40% of all current endoscopes are suitable for autoclaving).  All the above facts were confirmed at the Medica 2000 Exhibit held in Dusseldorf, Germany, at which Meditecnic, Inc. presented the new Steriloc machine.

The machine runs two different cycles – one for cleaning followed by a second for sterilization.  Both cycles are microprocessor-controlled and completely automatic.

The machine is directly connected to the main water supply and all the water used is subjected to three successive treatments: filtration through a 5 pm polypropylene cartridge filter; softening on a cationic matrix; and sterilization by exposure to UV-C radiation.  Disinfectant is then added to the water for the cleaning cycle and peracetic acid for the sterilization cycle.  During both cycles, the solutions are maintained at a temperature of 30 (degree) C.

The solution is sucked into the chamber containing the endoscope and, once the chamber is full, alternating cycles of positive and negative pressure are applied – for ten minutes in the case of cleaning, and fifteen minutes for sterilization.  Pressure variations have the effect of generating strong currents in the solution which was away any residues and bacteria stuck to the endoscope.  Throughout the cycle, the solutions are kept in a tank inside the machine and, at the end of a cycle, the endoscope is rinsed for two minus and the contents of the tank drained via the evacuation system.

This cycle involves removing all foreign residues from both the exterior and interior surfaces of the endoscope.  In order to achieve this, the machine generates pulsed flow of the disinfectant solution by alternating generating positive and negative pressure thereby creating controlled cavitation.

The efficacy of the cleaning operation is enhanced by the fact that the cavitation phenomenon drives the solution through all the internal channels of the endoscope, even the smallest.  Moreover, this physical principal is particularly effective when it comes to clearing blocked channels – this potential is the subject of ongoing research.

This cycle eliminates microorganisms left on any of the endoscope’s surfaces (its efficacy with respect to prions is currently being investigated).  Again, to achieve this, the machine generates controlled cavitation.  The sterilizing effect of cavitation is due to the implosion of the bubbles of steam which kill any microorganisms in their vicinity.

These steam bubbles are produced when the fluid is under negative pressure, and they implode – at which point they release energy – when the pressure becomes positive.  Therefore, the development and implosion of the bubbles follows the alternating cycle of positive and negative pressure.

The efficacy of the sterilization process is enhanced by using a solution containing peracetic acid.

In order to check that the cleaning and sterilization cycles are running normally, the machine is fitted with sensors at key points.  At the end of the cleaning cycle, a pressure sensor checks that each of the endoscope’s internal channels are completely clear.  If necessary, the cleaning cycle is repeated until the device is perfectly clean.  At the beginning and end of each cycle, a flow sensor checks the sealing of each of the endoscope’s internal channels.  At the beginning and each of each cycle, a micro-switch checks that the air filter is correctly in place.  All air entering the machine is filtered through this 1 pm filter to insure that the endoscope is not contaminated during drying.

At the beginning and each of each cycle, two level detectors check that the tanks contain sufficient quantities of disinfectant and peracetic acid solution.

The developed device originally was known under the brand name “STERILOC”.  The new brand name is “Meditecnic Switzerland ST 03.”

Tests were successfully conducted by Ecobion SA in Geneva, a company that has been duly accredited by the Swiss Accreditation Service (STS 184) and the validation was granted by Germande in France.

We have been granted the ISO 9001-2000 / EN 46001 certification with the authorization to affix the CE mark on the device.

Meanwhile the device has been developed to meet the highest standards and techniques available up to today.

Competition

The medical and dental marketplace is currently extremely competitive.  The Company’s product will compete with similar cavitation-based designs, traditional dental methods, dental lasers and kinetic devices.  A number of the Company's competitors have substantially greater financial resources and engineering, development, manufacturing and marketing capabilities.

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

Foreign sales of the Device will be subject to the regulatory requirements of the recipient country or, if applicable, the harmonized standards of the European Community. These vary widely among the countries and may include technical approvals, such as electrical safety, as well as the demonstration of clinical efficacy.  The Medical Device Directive is the latest standard of medical device safety and performance which has been adopted by the fourteen member states of the European Community and requires that all medical device products be compliant by June, 1998 to continue marketing within the member states.

The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company's ability to develop and market its products. There can be no assurances that the Company's existing products will meet any future legislative acts or requirements.

Item 2.

DESCRIPTION OF PROPERTY

The Company has obtained in March 1998 the use of a limited amount of office space at 14 Quai du Seujet, Geneva, Switzerland, at nominal cost. We also have the use of the address of company counsel for our United States address.  The Company may seek to locate additional office and research space in the near future. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.

LEGAL PROCEEDINGS

Not applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Company’s common stock was listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “VKBR” from November 27, 1997.  In 1998 the symbol was changed to MEDT and subsequently to MDTX.  The common stock currently does not trade.

(b)

Holders

As of December 31, 2000, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2000.

There were no Company repurchases of common stock during the year ended December 31, 2000.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2000.

(f)

Sales of Unregistered Securities during the year ended December 31, 2000.

All issuances have been disclosed in the Company’s prior periodic filings.

(g)

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

(h)

Change of Control.

There have been no changes of control.

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no sales in 2000. We were primarily engaged in product development in 2000, expending $231,000 and $206,508 in research and research and development during 2000 and 1999 respectively. Marketing efforts began in fiscal 2001. Although marketing did not result in significant sales, feedback from our marketing efforts assisted us further product development.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

In March 1998 the Company raised $101,735 in an offering of common stock and options; in 1999 the attached options were exercised at the price of $2.00 per share for gross proceeds of $3,000,000 and net proceeds of $1,980,821 in common stock.

The Company is in the research and development stage of its products. Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. The Company closed on the acquisition of Meditecnic on September 12, 2001.  The Company has also loaned funds to Meditecnic SA from time to time.  See Item 12 – Certain Relationships and Related Transactions.  In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.

The Company had cash on hand and marketable securities of $1,507,268 at December 31, 2001, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2001.

The financial statements for the years ended 2000 and 1999 were previously audited by the Company’s former independent auditors. In the process of preparing its financial statements for the years ended December 31, 2001 and going forward, the Company’s Board of Directors decide d to engage its new independent auditors to re-audit the financial statements for 2000 and 1999, because the new independent auditor was unable to obtain access to the prior audit work papers of the former auditing firm, which was no longer in existence.

Information included in this annual report  includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this registration statement constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.   Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues and competitive position.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in developing our technology;

o     our ability to obtain customers for our devices;

o     the effects of competition;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this annual report and in any other public statement we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 11, 2002 the  Registrant's  dismissed its former  independent accountant  Crouch,  Bierwolf  &  Associates  ("CBA").  The report by CBA on the financial  statements of the Registrant  dated May 23, 2001,  including  balance sheets as of December 31, 2000 and 1999 and the statements of  operations,  cash flows and  statement of  stockholders'  equity for the years ended  December 31, 2000 and 1999 and the period inception (March 24, 1988) to December 31, 2000 did not contain an adverse  opinion or a disclaimer of opinion,  or was qualified or modified as to  uncertainty,  audit scope or accounting  principles.  During the period covered by the financial  statements through the date of dismissal of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Registrant reported in the above 8-K, as amended, that on March 11, 2002 the Registrant  engaged Tanner +Co., as its new  independent  accountants. In that Form 8-K, the Registrant stated “ Prior to the  engagement of Tanner + Co., the  Registrant  did not consult with Tanner + Co., on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  CBA was provided  by the  disclosure  set forth  above but  failed  to  respond  to many requests over a period of months that it provide the Registrant with a letter to the effect that it or did not agree with the above statements as far as they related to CBA. The dismissal of CBA and the  subsequent  engagement of Tanner + Co. was approved by the board of directors.”

The engagement of Tanner+Co. did not lead to any substantive work being performed by them.

On December 27, 2007, the Registrant engaged The Blackwing Group. LLC as its independent auditor. This engagement was approved by the Board of Directors. Due to the length of time since the financial statements were not audited, and the fact that CBA was no longer in business, and could not supply The Blackwing Group LLC with any information regarding the prior audits, the Registrant determined to cause its financial statements to be reaudited for fiscal 1999 and 2000, and the periodic reports amended for those periods.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

Information as to the directors and executive officers of the Company is as follows. Both devote only part time (10 hours or less) to the Company.

Name

Age

Position

Bernard Arbalet

62

President

Luc Badel

65

Treasurer and Director

Mr. Arbalet has been President of Meditecnic since 2004. He has been a medical doctor specializing in family practice since 1975 in Ermenonville, France.

Mr. Badel, a private investor for more than the past 5 years, , has been sole officer and Treasurer since 2002 and was the President from 2002 until Mr. Arbalet’s appointment as President.

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

Luc Badel

--

--

Bernard Arbalet

--

--

Marina Zuliani

400,000

5.3%

Calle Martinengo 5974/B

30122 Venezia

Italia

Societe Financiere du Seujet Limited

400,000

5.3%

ICC House 17

Dame Street

Dublin 2

Ireland

(2)

600,000

8%

Operadora Financiera de Inversiones y Commercio S.A.

Via Espana y Calle Combia

Panama

Laly Limited Group, Inc.(2)

600,000

8%

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

On March 18, 1998, the Company issued 6,000,00 Shares of Common Stock for $100,000 to ten persons, 1,000 shares of Series A preferred stock to two purchasers in the common stock offering, and issued options to purchase 2,000,000 shares of common stock at a price of $2.00 per share to the holders of the Series A Preferred Stock.  The options were exercised in calendar 1999 for 1,500,000 shares.  The issuance of the common and preferred stock was made under Rule 504.  A Form D was filed with the Securities and Exchange Commission on March 18, 1998.  The options were issued under Regulation S to a non-U.S. purchaser.

The Company formed a wholly owned subsidiary, Meditecnic, Inc., under the laws of the State of Nevada in March 1998.  The majority shareholders of the Company have agreed by consent action to reincorporate the Company in Nevada by merging the Company with and into Meditecnic Inc., such action to be formally effectuated on April 18, 1998.  In connection with the merger each ten shares of the Utah Corporation will be exchanged for one new share of the Nevada corporation.  All information herein gives effect to a 1-for-100 reverse stock split effected in March 1998 and to the merger as if it already had occurred.

On November 5, 1999 the Company entered into an option to purchase all of the shares of Meditecnic for CHF 400,000 of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit.  Meditecnic performed all of the Company’s research and development activities on a contract basis.  The closing for the purchase of Meditecnic SA took place on September 21, 2001. From time to time the Company has also loaned additional funds to Meditecnic.  See Notes I and K to the Financial Statements.

PART IV

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Document Description

2.

Charter and Bylaws

2.1

Articles of Incorporation(1)

2.2

Articles of Merger(1)

2.3

Bylaws(1)

3.

Instruments Defining the rights of security holders

3.1

Option Agreement with Laly Limited(1)

3.2

Option Agreement with OFINCO(1)

5.

Voting Trust Agreement

Not Applicable.

6.

Material Contracts

Not Applicable

7.

Material Foreign Patents

Not Applicable

 (1)

Incorporated by reference to such exhibit as filed with the Company’s registration statement on Form 10-SB, File No. 0-23957.

(b)

Reports on Form 8-K -

Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review  fees during for the fiscal year ended December 31, 2000.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2000 were performed by persons other than the above accounting firm’s full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized October 6, 2008.

MEDITECNIC, INC.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 6, 2008.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

By:

/s/ Luc Badel

Luc Badel

Treasurer (Principal Accounting and Financial

Officer ) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2000 AND 1999

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

Page

INDEPENDENT AUDITOR’S REPORT..........................................................................

1

FINANCIAL STATEMENTS

Consolidated Balance Sheets ….............................................................................

2

Consolidated Statements of Operations .................................................................

3

Consolidated Statements of Cash Flows …............................................................

4

Consolidated Statements of Stockholders’ Equity..................................................

5 - 6

Notes to Financial Statements ........................................................………………

7-17

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

Dana Point, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Independence, Missouri

January 22, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2000 AND 1999

December 31

December 31

ASSETS

2000

1999

Current Assets

Cash and Cash Equivalents

$

740,278

$

267,819

Interest Receivable

4,855

9,597

Prepaid Expenses

11,356

--

Marketable Securities (Note B)

766,990

1,657,600

Total Current Assets

$

1,523,479

$

1,935,016

Other Assets

Patents (Note C)

761,620

637,260

Deposits (Note I)

296,896

234,066

Note Receivable – Non-current (Note F)

--

--

Total Other Assets

1,058,516

871,326

Total Assets

$

2,581,995

$

2,806,342

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

--

--

Total Current Liabilities

--

--

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,075,055

3,075,055

Accumulated Deficit During the Development Stage

(612,137)

(282,748)

Accumulated Other Comprehensive Income

111,549

6,507

2,581,995

2,806,342

Total Liabilities and Stockholders’ Equity

$

2,581,995

$

2,806,342

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Cumulative

FOR THE

FROM

YEAR ENDED

MARCH 24, 1998

December 31

December 31

(INCEPTION TO

Income

2000

1999

DECEMBER 31, 2000

Sales Turnover

$

--

$

--

$

59,864

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Product Sales

--

--

3,733

Total Income

--

--

511,663

Operating Expenses

General and Administrative

6,243

28,445

121,356

Bank Charges

25,883

--

34,094

Audit Fees

3,816

--

6,335

Marketing and Advertising

656

--

1,014

Other Financial Charges

43,440

--

55,853

Legal and Honoraries Fees

4,474

--

6,083

Research and Development

230,817

206,508

684,071

Translation Fees

1,378

--

2,182

Patent Fees

12,680

--

12,680

Travel Expenses

--

--

--

Depreciation

--

--

--

Amortization

--

--

--

Staff Research

--

--

229,604

Office Expense

--

--

--

Small Materials and Supplies

--

--

--

Postage

--

--

--

Insurance – Business

--

--

--

Promotions and Seminars

--

--

--

Telephone

--

--

--

Office Rent

--

--

--

Utilities

--

--

--

Repairs and Maintenance

--

--

--

Total Operating Expenses

329,387

234,953

1,153,272

Net Operating Income (Loss)

(329,387)

(234,953)

(641,609)

Other Income (Expense)

Interest Income

--

27,030

36,774

Interest Expense

--

(5,242)

(7,302)

Total Other Income (Expense)

--

21,788

29,472

Net Income (Loss)

$

(329,387)

$

(213,165)

$

(612,137)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

37,544

--

37,545

Gain in Marketable Securities

67,495

72,133

74,004

Net Other Comprehensive Income (Loss)

105,039

72,133

111,549

Net Income (Loss) per share (Note L)

$

(0.0438)

$

(0.0283)

$

(0.0813)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Cumulative

From

March 24, 1998

December 31

December 31

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2000

1999

December 31, 2000

Net Income

$

(329,387)

$

(213,165)

$

(612,137)

Adjustments to reconcile net income to net cash provided

by operating activities

Increase (decrease) in:

  Interest Receivable

4,742

(6,541)

(4,855)

  Prepaid Expenses

(11,356)

--

(11,356)

  Note Receivable

--

--

--

Decrease (increase) in:

  Accounts Payable

--

--

--

Other Comprehensive Income

105,039

(4,603)

111,549

  Net Cash Provided (Used) By Operating Activities

(230,962)

(224,309)

(516,799)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(62,830)

(234,066)

(296,896)

Increase in Note Receivable

--

(134,093)

--

Cash Used of Patent Acquisition

(124,360)

--

(761,620)

Increase (decrease) in Marketable Securities

890,610

(72,133)

(766,990)

Net Cash (Used) By Investing Activities

703,420

(440,292)

(1,825,506)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock

--

--

3,082,583

Net Cash (Used) By Financing Activities

--

--

3,082,583

NET INCREASE (DECREASE) IN CASH

472,458

(664,601)

740,278

CASH AT BEGINNING OF PERIOD

267,820

860,288

--

CASH AT END OF PERIOD

$

740,278

$

195,687

$

740,278

Cash Paid for Interest

2,379

5,242

9,453

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON MARCH 24, 1998

(Expressed in US Dollars)

Capital Stock Issued (no par value)

Total

Number of

Number of

Additional

Comprehensive

Stockholders’

Preferred

Common

Paid In

Income

Deficit

Equity

Shares

Value

Shares

Value

Capital

(Loss)

Accumulated

(Deficit)

-- at March 24, 1998

--

$

--

27,485

$

28

$

--

#

--

$

(28)

$

--

-- Placement in March 1998

Sale of share in Rule 504 (Note J)

1,000

1

6,000,000

6,000

95,734

--

(28)

101,707

-- Exercise of Options in

July and September 1998 (Note J)

--

--

1,500,000

1,500

2,979,321

--

(28)

2,980,793

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

Gain (Loss) in Marketable Securities

--

--

--

--

--

(65,626)

--

(65,626)

Net Loss for period from March 24, 1998

to December 31, 1998

--

--

--

--

--

--

(69,556)

(69,556)

Balance as of December 31, 1998

1,000

1

7,527,485

7,528

3,075,055

(65,626)

(69,584)

2,947,374

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

--

--

--

Gain (Loss) in Marketable Securities

--

--

--

--

--

(72,133)

--

(72,133)

Net Loss for the year ending

  December 31, 1999

--

--

--

--

--

--

(213,165)

(213,165)

Balance as of December 31, 1999

1,000

1

7,527,485

7,528

3,075,055

6,507

(282,749)

2,806,342

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

37,544

--

37,544

Gain (Loss) in Marketable Securities

--

--

--

--

--

67,495

--

67,495

Net Loss for the year ending

 December 31, 2000

--

--

--

--

--

--

(329,387)

(329,387)

Balance as of December 31, 2000

1,000

1

7,527,485

7,528

3,075,055

111,546

(612,136)

2,581,995

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.

Organization, Nature of Business and Trade Name

Meditecnic, Inc. (The “Company”) was incorporated in the State of Nevada on March 24, 1998. Meditecnic, Inc. is the successor by merger on April 18, 1998 with Viking Broadcasting Corporation, (“Viking”) a Utah corporation incorporated on May 1, 1984 as Carrigan Gold Corporation. Viking was originally formed to sell and deal in minerals, oil and gas properties. This venture and an investment in broadcasting properties were unsuccessful. Because of the unsuccessful ventures, prior to the merger and the subsequent acquisition of certain patent rights, Viking was inactive and had discontinued operations.

The Company has acquired the technology related to its endoscopic applications from Meditecnic, S.A. (“Meditecnic”), which also performs research and development for the Company.

The financials include the accounts of Meditecnic, Inc., Viking Broadcasting Corporation and Meditecnic, S.A. a wholly owned subsidiary. On April 18, 1998, Meditecnic, Inc. merged with Viking Broadcasting Corporation being the surviving company and establishing the surviving entity’s name to be Meditecnic, Inc. The Company's primary business is developing and marketing advanced products for dental and endoscopic applications.

Prior to April 18, 1998, Meditecnic, Inc. had been a privately owned and operated development stage company. The Company has not generated any significant revenues from its operations and is defined as a development stage company per SFAS No. 7.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Foreign Currency Translation

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

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated

           Useful Lives

Office Equipment

5-10 years

Office Furniture

5-7   years

Shop Tools

5-7   years

Vehicles

5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Meditecnic, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Meditecnic, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Loss Per Share - Basic and Diluted

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market. The Company maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits or are in foreign banks.

Revenue and Cost Recognition

The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. In this specific industry revenue is generated from the sale of approved devices. No devices have been approved to this date; therefore, no revenue from operations has been generated.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

Job costs include all direct materials, and labor costs and those indirect costs related to production of approved medical devices. Selling, general and administrative costs are charged to expense as incurred.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to production. Selling, general and administrative costs are charged to expense as incurred.

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 1999 and 2000, totaled $0, and $656, respectively.

Principles of Consolidation

These consolidated financial statements are presented based on the generally accepted accounting principle of consolidation and merger. These principles state that a new enterprise is formed through the exchange of stock, or payment of cash or other property, or the issue of debt instruments. Consolidated statements are then presented based on the combining of the results of operations and the financial position of both companies essentially as if the two were a single entity in the periods presented.

The consolidated financial statements include the accounts of Meditecnic, Inc. and Meditecnic, S.A. Intercompany balances have been eliminated in these consolidated statements.

Stock

The Company has authorized common stock and has also authorized preferred stock see Note H.

NOTE B - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for 1999 and 2000 were $72,133 and $67,495, respectively.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE C - PATENTS

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

NOTE D - RESEARCH AND DEVELOPMENT

Company - sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2000 and 1999 research and development costs were $230,817 and $206,508, respectively.

NOTE E - INCOME TAXES

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts are each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2000 and 1999 there were no deferred tax liabilities or assets. As of December 31, 1999, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward begins expiring in 2003. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.  The Company has no U.S. operations and is incorporated in Nevada, which levies no income tax on corporations.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE F - NOTE RECEIVABLE

Note receivable is comprised on a note in the amount of $381,976 loaned in various increments beginning in April 1999 to Meditecnic, S.A.which at the time performed research and development for the Company. The note is due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

As part of the consolidation process the receivables from Meditecnic, SA and the payables to Meditecnic, Inc. related to this footnote were eliminated.

NOTE G - FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

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

NOTE H - STOCKHOLDERS' EQUITY

In March 1998 the Company effected a placement under Rule 504 of Six Million (6,000,000) shares of common stock and One Thousand (1,000) shares of Series A Preferred Stock to ten persons for $101,735 and options to purchase One Million Five Hundred Thousand (1,500,000) shares at $2.00 per share.  The options were exercised in fiscal 1998 for net proceeds of $2,980,821 (net offering costs).

When the Company changed domicile to Nevada, the capital structure was changed to authorize Fifty Million (50,000,000) shares of common stock, $.001 par value, and Ten Million (10,000,000) shares of preferred stock,  $.001 par value.  One Thousand (1,000) shares of preferred stock have been designed as Class A with the following rights and privileges:

                           - no rights to dividends

                           - no redemption value

                           - liquidation limited to $.01 per share

                           - rights (as a whole) to vote 2/3 (two thirds)

of the  members of the  board  of  directors

-

no  conversion  rights

-

restrictions on transferability

NOTE I – DEPOSITS

The Company paid CHF 400,000 ($258,550) in September 1999 and January 2000 as a deposit on purchase of Meditecnic, S.A., a non-affiliated research contractor.  As of September 12, 2000 the purchase was completed and Meditecnic, S.A. became a wholly owned subsidiary.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE I – DEPOSITS (continued)

In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.  Additional deposits were made in 2000 toward patent purchases in the amount of $159,814.

NOTE J - COMMITMENTS

The Company has signed a contract with an individual to pay CHF 40,000 for the purchase of the technical and intellectual properties related to the Company's dental and endoscopic business.  The contract also calls for his assistance in the further development of the technology as much as possible over and unspecified period of time.

NOTE K – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

Research and development was carried out by a (previous to the purchase agreement) non-affiliated entity, Meditecnic SA, on a contract basis. The Company exercised its option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for on the December 31, 1999 balance sheet as a deposit.  The Company has also loaned funds to Meditecnic SA prior to the purchase agreement. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60.390) for the purchase of an additional patent in February 2000.

The Company had cash on hand and marketable securities of $1,496,635 at December 31, 2000, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2001.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE L – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2000 and 1999.

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 15,347	2000	.0020
7,527,485	$141,032	1999	.0187

NOTE M – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date. The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.

NOTE N – ACQUISITION OPTION

An acquisition of a company occurs when one enterprise pays cash, or issues stock or debt for all or part of the voting stock of another enterprise. The acquired enterprise remains intact as a separate legal entity. The parent-subsidiary relationship is accounted for as a purchase, and it is referred to as an acquisition.

Meditecnic, S.A. originally authorized and issued One Hundred (100) bearer shares of stock, which were issued to one (1) shareholder. These stocks were cancelled as part of the acquisition agreement. In an acquisition the stock disclosures are presented by retroactively stating the equity accounts as of the earliest period presented to give effect to the new capital structure subsequent to the acquisition.

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2000 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

NOTE O – SUBSEQUENT EVENTS

Per the purchase option agreement all One Hundred (100) shares of stock were obtained from Meditecnic, S.A. when the option was exercised on June 6, 2002. The Company stock was purchased at fair market value. Therefore, these financial statements are presented as if the acquisition had occurred during the periods presented.

18