Form 10QSB/A
period 2001-03-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

UNITED STATES

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

MEDITECNIC,  INC.

(Exact Name of small business issuer as specified in its charter)

            Nevada

87-0430532

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

24351 Pasto Road, #B, Dana Point, California 92629

 (Address of Principal Executive Offices)

(Zip Code)

(949) 489-2400

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes        No  __X__

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value  $.001

           7,527,485

Title of Class

Number of Shares outstanding

at October 6, 2008

Transitional Small Business Format     Yes            No    X

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company  had no sales in the three months ended March 31, 2001 and 2000. Our net loss was $46,983 for the three months ended March  31, 2001, compared to $33,204 in 2000.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is in the research and development stage of its products.  Research and development costs were $10,703 for the three months ended March 31, 2001, compared to  $30,046 for the 2000 period.   Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. We purchased a patent from Meditecnic  in the 2001 quarter for $110,706, and loaned Meditecnic $243,528 in the 2001 quarter. The Company closed on the acquisition of Meditecnic on September 12, 2001. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.

The Company had cash on hand and marketable securities of $1,507,268 at March 31, 2001, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2002.

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

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2000 AND MARCH 31, 2001

March 31

December 31

ASSETS

2001

2000

Current Assets

Cash and Cash Equivalents

$

598,606

$

740,278

Interest Receivable

4,855

4,855

Prepaid Expenses

11,356

11,356

Marketable Securities

740,390

766,990

Total Current Assets

$

1,355,207

$

1,523,479

Other Assets

Patents

872,326

761,620

Refundable Deposits

296,896

296,896

Total Other Assets

1,169,222

1,058,516

Total Assets

$

2,524,429

$

2,581,995

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

16,079

--

Total Current Liabilities

16,079

--

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,075,055

3,075,555

Accumulated Deficit During the Development Stage

(659,119)

(612,137)

Accumulated Other Comprehensive Income

84,887

111,549

2,508,352

2,581,995

Total Liabilities and Stockholders’ Equity

$

2,524,431

$

2,581,995

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2001

Cumulative

March 31

March 31

1998 TO

Income

2001

2000

2001

Sales Turnover

$

--

$

--

$

59,864

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Product Sales

--

--

3,733

Total Income

--

--

511,663

Operating Expenses

General and Administrative

7,241

1,500

128,597

Bank Charges

155

280

34,249

Audit Fees

5,000

--

11,335

Marketing and Advertising

--

--

1,014

Other Financial Charges

--

--

55,853

Legal and Honoraries Fees

66

--

6,149

Research and Development

10,703

30,046

694,774

Translation Fees

--

1,378

2,182

Patent Fees

19,156

--

31,836

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

--

--

--

Total Operating Expenses

42,321

33,204

1,195,593

Net Operating Income (Loss)

(42,321)

(33,204)

(683,930)

Other Income (Expense)

Interest Income

--

--

36,774

Interest Expense

--

--

(7,301)

Other Taxes

(4,662)

--

(4,662)

Total Other Income (Expense)

(4,662)

--

24,811

Net Income (Loss)

$

(46,983)

$

(33,204)

$

(659,119)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(62)

762

37,843

Gain (Loss) in Marketable Securities

(26,600)

21,270

47,404

Net Comprehensive Income (Loss)

(26,662)

22,032

84,887

Net Income (Loss) per share

$

(0)

$

(0.0044)

$

--

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2001

Cumulative

March 31

March 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2001

2000

2001

Net Income

$

(46,983)

$

(33,204)

$

(659,119)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

--

--

--

Amortization

--

--

--

Increase (decrease) in:

  Interest Receivable

--

4,743

(4,855)

  Prepaid Expenses

--

--

(11,356)

Increase (decrease) in:

  Accounts Payable

16,079

--

16,079

Other Comprehensive Income

(26,662)

22,032

84,887

  Net Cash Provided (Used) By Operating Activities

(57,566)

(6,429)

(574,364)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

(62,830)

(296,896)

Cash Used of Patent Acquisition

(110,706)

(60,390)

(872,327)

Increase (decrease) in Marketable Securities

26,600

(21,270)

(751,719)

Net Cash (Used) By Investing Activities

(84,106)

(144,490)

(1,920,941)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock

--

--

3,082,583

Net Cash (Used) By Financing Activities

--

--

3,082,583

NET INCREASE (DECREASE) IN CASH

(141,672)

(150,919)

598,606

CASH AT BEGINNING OF PERIOD

740,278

267,820

--

CASH AT END OF PERIOD

$

598,606

$

116,901

$

598,606

Cash Paid for Interest

--

--

7,301

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2001

Item 1.       Comments

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's research and development efforts continued in the first quarter of 2001.  Additional patents were purchased from Meditecnic SA, who performs research and development for the Company for consideration of $110,706, an additional loan was made to Meditecnic SA of  $243,528.  The Company realized a $62 loss due to the decrease in market value of publicly traded securities it owns.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

CHANGES IN SECURITIES - None

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

--None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDITECNIC, INC.

Date:

October 6, 2008

By:/s/ Luc Badel

Luc Badel

Treasurer (chief financial officer

and accounting officer and duly

authorized officer)