Form 10QSB/A
period 2001-06-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF DECEMBER 31, 2000 AND JUNE 30, 2001

June 30

December 31

ASSETS

2001

2000

Current Assets

Cash and Cash Equivalents

$

409,335

$

740,278

Interest Receivable

4,855

4,855

Prepaid Expenses

11,356

11,356

Marketable Securities

753,270

766,990

Total Current Assets

$

1,178,816

$

1,523,479

Other Assets

Patents

872,326

761,620

Refundable Deposits

296,896

296,896

Total Other Assets

1,169,222

1,058,516

Total Assets

$

2,348,038

$

2,581,995

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

16,909

--

Total Current Liabilities

16,909

--

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,075,055

3,075,555

Accumulated Deficit During the Development Stage

(843,624)

(612,137)

Accumulated Other Comprehensive Income

92,170

111,549

2,331,129

2,581,995

Total Liabilities and Stockholders’ Equity

$

2,348,038

$

2,581,995

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO JUNE 30, 2001

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

Income

2001

2000

2001

2000

JUNE 30, 2001

Sales Turnover

$

--

$

--

$

--

$

--

$

59,864

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Product Sales

--

--

--

--

3,733

Total Income

--

--

--

--

511,663

Operating Expenses

General and Administrative

4,241

3,000

(3,000)

1,500

125,597

Bank Charges

209

8,567

54

8,287

34,303

Audit Fees

5,000

--

--

--

11,335

Marketing and Advertising

--

656

--

656

1,014

Other Financial Charges

--

--

--

--

55,853

Legal and Honoraries Fees

160

1,496

94

1,496

6,243

Research and Development

177,597

96,525

166,894

66,480

861,668

Translation Fees

845

1,378

845

--

3,027

Patent Fees

38,772

3,104

19,617

3,104

51,454

Travel Expenses

--

--

--

--

--

Depreciation

--

--

--

--

--

Amortization

--

--

--

--

--

Staff Research

--

--

--

--

229,604

Office Expense

--

--

--

--

--

Small Materials and Supplies

--

--

--

--

--

Postage

--

--

--

--

--

Insurance – Business

--

--

--

--

--

Promotions and Seminars

--

--

--

--

--

Telephone

--

--

--

--

--

Office Rent

--

--

--

--

--

Utilities

--

--

--

--

--

Repairs and Maintenance

--

--

--

--

--

Total Operating Expenses

226,824

114,726

184,504

81,523

1,380,098

Net Operating Income (Loss)

(226,824)

(114,726)

(184,504)

(81,523)

(868,435)

Other Income (Expense)

Interest Income

--

--

36,774

--

36,774

Interest Expense

--

--

(7,301)

--

(7,301)

Business Taxes

(4,662)

--

(4,662)

--

(4,662)

Total Other Income (Expense)

(4,662)

--

24,811

--

24,811

Net Income (Loss)

$

(231,486)

$

(114,726)

$

(659,119)

$

(81,523)

$

(843,624

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(5,649)

559

37,843

(204)

31,886

Gain (Loss) in Marketable Securities

(13,730)

49,715

47,404

28,445

60,824

Net Comprehensive Income (Loss)

(19,379)

50,274

84,887

28,241

92,170

Net Income (Loss) per share

$

(0.0308)

$

(0.0152)

$

--

$

(0.0108)

$

(0.1121)

Weighted Average Number of Shares outstanding

7,527,485

7,527,485

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2001

2000

2001

2000

JUNE 30, 2001

Net Income

$

(231,486)

$

(114,726)

$

(184,504)

$

(81,523)

$

(843,624)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

--

--

--

--

--

Amortization

--

--

--

--

--

Increase (decrease) in:

Interest Receivable

--

4,742

--

--

(4,855)

Prepaid Expenses

--

--

--

--

(11,356)

Decrease (increase) in:

Accounts Payable

16,909

944

830

944

16,909

Other Comprehensive Income

(19,379)

50,274

7,283

28,242

92,170

  Net Cash Provided (Used) By Operating Activities

(233,596)

(58,767)

(176,391)

(52,338)

(750,756)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

(62,830)

--

--

(296,896)

Cash Used of Patent Acquisition

(110,707)

(60,390)

--

--

(872,326)

Acquisition of Fixed Assets

--

--

--

--

--

(Increase) decrease in Marketable Securities

13,720

(47,050)

(12,880)

(25,780)

(753,270)

  Net Cash (Used) By Investing Activities

(96,987)

(170,270)

(12,880)

(25,780)

(1,922,492)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock

--

--

--

--

3,082,583

Capital Contributions

--

--

--

--

--

Net Cash (Used) By Financing Activities

--

--

--

--

3,082,583

NET INCREASE (DECREASE) IN CASH

(330,943)

(229,037)

(189,271)

(78,118)

409,335

CASH AT BEGINNING OF PERIOD

740,278

268,820

598,606

116,901

--

CASH AT END OF PERIOD

$

409,335

$

38,783

$

409,335

$

38,783

$

409,335

Cash Paid for Interest

--

--

--

--

7,301

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2001

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and six months ended June 30, 2001 and 2000. Our net loss was $184,504 and $231,497 for the three and six months ended June 30, 2001, compared to $81,523 and $114,726 in 2000.The increase was due to the increases in research and development expenses in 2001.

The Company's research and development activities continued in the quarter and six months ended June 30, 2001. Additional patents were purchased from Meditecnic SA which at that time was an unaffiliated party, who performed research and development for the Company for consideration of $110,706.

An additional loan was made to Meditecnic SA of  $243,528 in the first quarter 2001.  The Company realized a gain due to the increase in market value of publicly traded securities it owns. The Company loaned an additional $162,516 to Meditecnic SA in the second quarter.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is in the research and development stage of its products   Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. We purchased a patent from Meditecnic in the 2001 quarter for $110,706, and loaned Meditecnic $243,528 in the 2001 quarter. The Company closed on the acquisition of Meditecnic on September 12, 2001. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.

The Company had cash on hand and marketable securities of $1,162,605 at June 30, 2001, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2002.

The financial statements for the years ended 2000 and 1999 were previously audited by the Company’s former independent auditors. In the process of preparing its financial statements for the years ended December 31, 2001 and going forward, the Company’s Board of Directors decided to engage its new independent auditors to re-audit the financial statements for 2000 and 1999, because the new independent auditor was unable to obtain access to the prior audit work papers of the former auditing firm, which was no longer in existence.

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

.