Form 10QSB/A
period 2001-09-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2001

December 31

September 30

ASSETS

2000

2001

Current Assets

Cash and Cash Equivalents

$

740,278

$

284,708

Interest Receivable

4,855

4,856

Prepaid Expenses

11,356

11,356

Marketable Securities

766,990

731,290

Total Current Assets

$

1,523,479

$

1,032,210

Other Assets

Patents

761,620

872,326

Refundable Deposits

296,896

296,896

Total Other Assets

1,058,516

1,169,896

Total Assets

$

2,581,995

$

2,201,432

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

--

11,581

Total Current Liabilities

--

11,581

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,075,055

3,075,555

Accumulated Deficit During the Development Stage

(282,748)

(963,034)

Accumulated Other Comprehensive Income

6,507

70,302

2,806,342

2,189,851

Total Liabilities and Stockholders’ Equity

$

2,806,342

$

2,201,432

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE NINE

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

Income

2001

2000

2001

2000

SEPTEMBER 30, 2001

Revenues

$

--

$

--

$

--

$

--

$

--

Discounts Given to Customers

--

--

--

--

--

Total Income

--

--

--

--

--

Operating Expenses

General and Administrative

7,241

4,500

(3,000)

1,500

93,270

Bank Charges

2,721

19,732

2,512

11,164

28,603

Patent Fees

66,798

12,680

28,027

9,576

79,480

Marketing and Advertising

--

656

--

--

656

Translation Fees

846

1,377

--

--

2,212

Other Financial Charges

--

43,440

--

43,440

43,440

Legal and Accounting

160

3,130

--

1,634

4,728

Travel Expenses

1,113

--

1,113

--

1,113

Research and Development

262,367

160,377

84,759

63,852

725,527

Audit Fees

5,000

3,816

--

3,816

8,816

Total Operating Expenses

346,246

249,708

119,411

134,982

987,845

Net Operating Income (Loss)

(346,246)

(249,708)

(119,411)

(134,982)

(987,845)

Other Income (Expense)

Interest Income

--

20,456

--

7,860

36,774

Interest Expense

--

(4,772)

--

(9)

(7,301)

Other Taxes

(4,662)

(4,772)

--

(9)

(4,662)

Total Other Income (Expense)

(4,662)

10,912

--

7,842

24,811

Net Income (Loss)

$

(350,908)

$

(238,796)

$

(119,411)

$

(127,140)

$

(963,034)

Other Comprehensive Income (Loss)

Gain in Marketable Securities

(35,700)

19,693

(21,980)

830

38,304

Exchange Adjustment

(5,537)

--

112

--

31,998

Net Other Comprehensive Income (Loss)

(41,237)

19,693

(21,868)

830

70,302

Net Income (Loss) per share

$

(0.0466)

$

(0.0317)

$

(0.0159)

$

(0.0169)

$

(0.1279)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE NINE

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

2001

2000

2001

2000

SEPTEMBER 30, 2001

Net Income

$

(350,908)

$

(249,708)

$

(119,411)

$

(134,982)

$

(963,034)

Adjustments to reconcile net income to net cash provided

  by operating activities

Increase (decrease) in:

Interest Receivable

--

4,742

--

--

(4,855)

Prepaid Expenses

--

--

--

--

(11,356)

Decrease (increase) in:

Accounts Payable

11,581

3,816

(5,328)

2,872

11,581

Other Comprehensive Income

(41,237)

58,520

(21,868)

8,246

70,302

  Net Cash Provided (Used) By Operating Activities

(380,564)

(182,630)

(146,607)

(123,864)

(897,362)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

(62,830)

--

--

(296,896)

Cash Used of Patent Acquisition

(110,706)

(60,390)

--

--

(872,326)

(Increase) decrease in Marketable Securities

35,700

908,390

21,980

955,440

(731,264)

  Net Cash (Used) By Investing Activities

(75,006)

785,169

21,980

955,440

(1,900,486)

Sale of Common Stock

--

--

--

--

3,082,556

Net Cash (Used) By Financing Activities

--

--

--

--

3,082,556

NET INCREASE (DECREASE) IN CASH

(455,570)

602,539

(124,627)

831,576

284,708

CASH AT BEGINNING OF  PERIOD

740,278

267,820

409,335

38,783

--

CASH AT END OF PERIOD

$

284,708

$

870,359

$

284,708

$

870,359

$

284,708

Cash Paid for Interest

--

--

--

--

7,301

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2001

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

Reference is made to the Company's Form 10-KSB.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's research and development activities continued in the quarter and nine months ended September 30, 2001. Additional patents were purchased from Meditecnic SA, who performed research and development for the Company for consideration of $110,706.

Additional loans were made to Meditecnic SA of $121,409, $162,516 and $84,759 in the first, second and third quarters, respectively.  The Company realized a loss due to the decrease in market value of publicly traded securities it owns.

The Company has limited working capital and no income producing activities at this time.

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