Form 10KSB/A
period 2001-12-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year: $34,852

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, Par Value $.001

7,527,485   Shares

Transitional Small Business Disclosure Format           YES            NO

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

The machine is directly connected to the main water supply and all the water used is subjected to three successive treatments: filtration through a 5 pm polypropylene cartridge filter; softening on a cationic matrix; and sterilization by exposure to UV-C radiation.  Disinfectant is then added to the water for the cleaning cycle and peracetic acid for the sterilization cycle.  During both cycles, the solutions are maintained at a temperature of 30 degrees C.

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

(d)

Company repurchases of common stock during the year ended December 31, 2001.

There were no Company repurchases of common stock during the year ended December 31, 2001.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2001.

(f)

Sales of Unregistered Securities during the year ended December 31, 2001.

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

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had sales of $34,852 in sales for the year ended December 31, 2001 and no sales in 2000. We were primarily engaged in product development in 2000 and 2001, expending $231,000 and $542,000, respectively, in research and research and development during those years. Marketing efforts began in fiscal 2001. Although marketing did not result in significant sales, feedback from our marketing efforts assisted us further product development.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

In March 1998 the Company raised $101,735 in an offering of common stock and options; in 1999 the attached options were exercised at the price of $2.00 per share for gross proceeds of $3,000,000 and net proceeds of $1,980,821.

The Company is in the research and development stage of its products.  Research and development costs were $308,572 in fiscal 2001 and staff research was $223,598 and $230,817 in 2001 and 2000, respectively.  Research and development is carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. The Company closed on the acquisition of Meditecnic on September 12, 2001.  The Company has also loaned funds to Meditecnic SA from time to time.  See Item 12 – Certain Relationships and Related Transactions.  In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.

The Company had cash on hand and marketable securities of $662,639 at December 31, 2001, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2002.

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

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are set forth following the signature page of this Report.

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

On December 30, 2007, the Registrant engaged The Blackwing Group. LLC as its independent auditor. This engagement was approved by the Board of Directors. Due to the length of time since the financial statements were not audited, and the fact that CBA was no longer in business, and could not supply The Blackwing Group LLC with any information regarding the prior audits, the Registrant determined to cause its financial statements to be reaudited for fiscal 1999 and 2000, and the periodic reports amended for those periods.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review fees during for the fiscal year ended December 31, 2001.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2001 were performed by persons other than the above accounting firm’s full time employees.

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

/s/ Bernard Arburet

Bernard Arburet

President (Chief Executive Officer)

By:

/s/ Luc Badel

Luc Badel

Treasurer (Principal Accounting and Financial

Officer ) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2001 AND 2000

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

Dana Point, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2001 AND 2000

December 31

December 31

ASSETS

2001

2000

Current Assets

Cash and Cash Equivalents

$

35,264

$

740,278

Interest Receivable

29,195

4,855

Accounts Receivable

14,150

--

Prepaid Expenses

11,356

11,356

Marketable Securities (Note B)

627,375

766,990

Total Current Assets

$

717,340

$

1,523,479

Fixed Assets

Office Furniture

8,200

--

Office Equipment

52,622

--

Data Processing Equipment

19,316

--

Equipment Installation

10,762

--

Organization Costs

240

--

91,140

--

Accumulated Depreciation

(28,264)

--

Total Fixed Assets

62,876

Other Assets

Patents (Note C)

637,260

761,620

Deposits (Note I)

240,392

296,896

Research and Development

324,874

--

Amortization

(113,057)

--

Surrender Value of Life Insurance

12,744

--

Total Other Assets

1,102,213

1,058,516

Total Assets

$

1,882,429

$

2,581,995

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

61,175

--

Total Current Liabilities

61,175

--

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,075,555

Accumulated Deficit During the Development Stage

(1,723,363)

(612,137)

Accumulated Other Comprehensive Income

42,017

111,549

1,821,254

2,581,995

Total Liabilities and Stockholders’ Equity

$

1,882,429

$

2,581,995

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Cumulative

FOR THE

FROM

YEAR ENDED

MARCH 24, 1998

December 31

December 31

(INCEPTION) TO

Income

2001

2000

DECEMBER 31, 2001

Sales Turnover

$

34,462

$

--

$

94,326

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Product Sales

390

--

4,123

Total Income

34,852

--

546,515

Operating Expenses

General and Administrative

37,601

6,243

158,957

Bank Charges

2,855

25,883

36,949

Audit Fees

5,000

3,816

11,335

Marketing and Advertising

597

656

1,611

Other Financial Charges

--

43,440

55,853

Legal and Honoraries Fees

1,157

4,474

7,240

Research and Development

308,572

--

991,430

Translation Fees

1,437

1,378

3,619

Patent Fees

218,208

12,680

230,888

Travel Expenses

43,878

--

43,878

Depreciation

28,264

--

28,264

Amortization

113,057

--

113,057

Staff Research

223,598

230,817

454,415

Office Expense

16,993

--

16,993

Small Materials and Supplies

69,490

--

69,490

Postage

387

--

387

Insurance – Business

7,625

--

7,625

Promotions and Seminars

42,160

--

42,160

Telephone

3,787

--

3,787

Office Rent

23,006

--

23,006

Utilities

318

--

318

Repairs and Maintenance

1,012

--

1,012

Total Operating Expenses

1,149,002

329,387

2,302,274

Net Operating Income (Loss)

(1,114,150)

(329,387)

(1,755,759)

Other Income (Expense)

Interest Income

--

--

36,774

Insurance Indemnities

10,568

--

10,568

Other Taxes

(5,277)

--

(5,277)

Interest Expense

(2,367)

--

(9,669)

Total Other Income (Expense)

(2,924)

--

32,396

Net Income (Loss)

$

(1,111,226)

$

(329,387)

$

(1,723,363)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(34,733)

37,544

2,812

Gain (Loss) in Marketable Securities

(34,799)

67,495

39,205

Net Other Comprehensive Income (Loss)

(69,532)

105,039

42,017

Net Income (Loss) per share (Note L)

$

(0.1476)

$

(0.0438)

$

(0.2289)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO DECEMBER 31, 2001

Cumulative

From

March 24, 1998

December 31

December 31

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2001

2000

December 31, 2001

Net Income

$

(1,111,226)

$

(329,387)

$

(1,723,363)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

28,264

--

28,264

Amortization

113,057

--

113,057

Increase (decrease) in:

  Interest Receivable

(24,340)

4,742

(29,195)

  Accounts Receivable

(14,150)

--

(14,150)

  Prepaid Expenses

--

(11,356)

(11,356)

  Research and Development

(324,874)

--

(324,874)

Decrease (increase) in:

  Accounts Payable

61,175

--

61,175

Other Comprehensive Income

(69,532)

105,039

42,017

  Net Cash Provided (Used) By Operating Activities

(1,341,626)

(6,429)

(1,858,425)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

56,504

(62,830)

(240,392)

Acquisition of Fixed Assets

(91,140)

--

(91,140)

Cash Used of Patent Acquisition

124,360

(124,360)

(673,260)

Surrender Value of Life Insurance

(12,744)

--

(12,744)

Increase (decrease) in Marketable Securities

139,615

890,610

(627,348)

Net Cash (Used) By Investing Activities

216,595

703,420

(1,608,884)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock

420,017

--

3,502,573

Net Cash (Used) By Financing Activities

420,017

--

3,502,573

NET INCREASE (DECREASE) IN CASH

(705,014)

472,458

35,264

CASH AT BEGINNING OF PERIOD

740,278

267,820

--

CASH AT END OF PERIOD

$

35,264

$

740,278

$

35,264

Cash Paid for Interest

2,367

2,379

11,820

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

--

$

--

$

--

-- Placement in March 1998

Sale of share in Rule 504 (Note J)

1,000

1

6,000,000

6,000

95,734

--

--

101,735

-- Exercise of Options in

July and September 1998 (Note J)

--

--

1,500,000

1,500

2,979,321

--

--

2,980,821

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

Gain (Loss) in Marketable Securities

--

--

--

--

--

(65,626)

--

(65,626)

Net Loss for period from March 24, 1998

to December 31, 1998

--

--

--

--

--

--

(69,556)

(69,556)

Balance as of December 31, 1998

1,000

1

7,527,485

7,528

3,075,055

(65,626)

(69,556)

2,947,374

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

--

--

--

Gain (Loss) in Marketable Securities

--

--

--

--

--

72,133

--

72,133

Net Loss for the year ending

  December 31, 1999

--

--

--

--

--

--

(213,165)

(213,165)

Balance as of December 31, 1999

1,000

1

7,527,485

7,528

3,075,055

6,507

(282,721)

2,806,342

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

37,544

--

37,544

Gain (Loss) in Marketable Securities

--

--

--

--

--

67,495

--

67,495

Net Loss for the year ending

 December 31, 2000

--

--

--

--

--

--

(329,387)

(329,387)

Balance as of December 31, 2000

1,000

1

7,527,485

7,528

3,075,055

111,546

(612,018)

2,581,995

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

(34,733)

--

(34,733)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(34,800)

--

(34,800)

Addition of Assets/Equity from Acquisition

--

--

--

--

420,017

--

--

420,017

Net Loss for the year

  ending December 31, 2001

--

--

--

--

--

--

(1,111,226)

(1,111,226)

Balance as of December 31, 2001

1,000

1

7,527,485

7,528

3,495,072

42,013

(1,723,334)

1,821,254

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2001 and 2000, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2000 and 2001, totaled $656, and $597, respectively.

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

Stock

The Company has authorized common stock and has also authorized preferred stock (see Note H).

NOTE B - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for 2000 was  $67,495 and the net loss in 2001 was $34,798.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE C - PATENTS

Acquisition costs of patents are capitalized.  The Company acquired certain patents by agreement dated March 24, 1998 for a purchase price of CHF 950,000 ($637,260 at the exchange rate in effect on the contract date).  The Company paid all amounts on the contract by July 30, 1998.

These patents will be amortized commencing on commercialization of the patents. Annual taxes and patent license fees and legal costs associated therewith are expensed as incurred.  The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate.  An additional $235,066 was expended in 2000 and 2001 for additional patents the Company is purchasing.

NOTE D - RESEARCH AND DEVELOPMENT

Company - sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2001 and 2000 research and development costs were $223,598 and $230,817, respectively.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2001 and 2000 there were no deferred tax liabilities or assets. As of December 31, 2000, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward begins expiring in 2003. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.  The Company has no U.S. operations and is incorporated in Nevada, which levies no income tax on corporations.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE F - NOTE RECEIVABLE

Note receivable is comprised on a note in the amount of $381,976 loaned in various increments beginning in April 2000 to Meditecnic, S.A. which at the time performed research and development for the Company. The note is due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

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

-

no  conversion  rights

-

restrictions on transferability

NOTE I – DEPOSITS

The Company paid CHF 400,000 ($258,550) in September 1999 and January 2000 as a deposit on purchase of Meditecnic, S.A., a non-affiliated research contractor.  As of September 12, 2001 the purchase was completed and Meditecnic, S.A. became a wholly owned subsidiary.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE I – DEPOSITS (continued)

In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2000 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2001.  Additional deposits were made in 2000 toward patent purchases in the amount of $159,814.

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

The Company has had limited operations to date other than the acquisition of the patents and license rights.  In March 1998 the Company raised $100,000 in an offering of common stock.  In 2000 the Company sold $3,000,000 in Common Stock.  The Company is in the research and development stage of its products.  Research and development costs were $223,598 in fiscal 2001, $230,817 in fiscal 2000 and $206,508 in fiscal 1999.

Research and development was carried out by a (previous to the acquisition) non-affiliated entity, Meditecnic SA, on a contract basis. The Company exercised its option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 2001, of which CHF 300,000 ($195,720) was paid in November 2001 and is accounted for on the December 31, 2001 balance sheet as a deposit.  The Company has also loaned funds to Meditecnic SA prior to the purchase agreement. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2000 ($38,346) and a CHF 100,000 ($60.390) for the purchase of an additional patent in February 2001.

The Company had cash on hand and marketable securities of $662,639 at December 31, 2001, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2002.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE L – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2001 and 2000.

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 892,484	2001	.1186
7,527,485	$ 329,387	2000	.0438

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

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2001 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

NOTE O – SUBSEQUENT EVENTS

Per the purchase option agreement all One Hundred (100) shares of stock were obtained from Meditecnic, S.A. when the option was exercised on June 6, 2002. The Company stock was purchased at fair market value. Therefore, these financial statements are presented as if the acquisition had occurred during the periods presented.

16