Form 10QSB/A
period 2002-03-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

           7,527,485

Title of Class

Number of Shares outstanding

at October 6, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

March 31

December 31

ASSETS

2002

2001

Current Assets

Cash and Cash Equivalents

$

40,665

$

35,264

Interest Receivable

29,195

29,195

Accounts Receivable

52,952

14,150

Prepaid Expenses

11,356

11,356

Marketable Securities

458,114

627,375

Total Current Assets

$

592,282

$

717,340

Fixed Assets

Office Furniture

10,618

8,200

Office Equipment

53,552

52,622

Data Processing Equipment

19,657

19,316

Equipment Installation

18,333

10,762

Organization Costs

7,445

240

109,604

91,140

Accumulated Depreciation and Amortization

(32,318)

(28,264)

Total Fixed Assets

77,286

62,876

Other Assets

Patents

637,260

637,260

Research and Development (net of $155,401

And 113,057 amortization)

236,162

211,817

Refundable Deposits

234,066

240,392

Surrender Value of Life Insurance

--

12,744

Total Other Assets

1,107,488

1,102,213

Total Assets

$

1,777,056

$

1,882,429

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

72,340

61,175

Accrued Liabilities

2,656

--

Loans From Shareholders

39,340

--

Total Current Liabilities

114,336

61,175

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(1,883,557)

(1,723,363)

Accumulated Other Comprehensive Income

43,677

42,017

1,662,720

1,821,254

Total Liabilities and Stockholders’ Equity

$

1,777,056

$

1,882,429

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2002

Cumulative

March 31

March 31

1998 TO

Income

2002

2001

2002

Sales Turnover

$

42,344

$

--

$

136,670

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Product Sales

--

--

4,123

Total Income

42,344

--

588,859

Operating Expenses

General and Administrative

6,534

7,241

165,491

Bank Charges

795

155

37,744

Audit Fees

5,800

5,000

17,135

Marketing and Advertising

1,101

--

2,712

Other Financial Charges

26

--

55,879

Legal and Honoraries Fees

--

66

7,240

Research and Development

27,347

10,703

1,018,777

Translation Fees

--

--

3,619

Patent Fees

32,094

19,156

262,982

Travel

7,213

--

51,091

Depreciation

4,054

--

32,318

Amortization

42,344

--

155,401

Staff Research

48,255

--

502,670

Office Expense

3,618

--

20,611

Small Materials and Supplies

--

--

69,490

Postage and Delivery

63

--

450

Insurance

102

--

7,727

Promotions and Seminars

5,961

--

48,121

Telephone

720

--

4,507

Office Rent

6,399

--

29,405

Utilities

--

--

318

Repairs and Maintenance

75

--

1,087

Payroll Taxes

7,605

7,605

Total Operating Expenses

200,107

42,321

2,502,381

Net Operating Income (Loss)

(157,763)

(42,321)

(1,913,522)

Other Income (Expense)

Interest Income

--

--

36,774

Insurance Indemnities

--

10,568

Interest Expense

(551)

--

(10,220)

Other Taxes

(1,880)

(4,662)

(7,157)

Total Other Income (Expense)

(2,431)

(4,662)

29,965

Net Income (Loss)

$

(160,194)

$

(46,983)

$

(1,883,557)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(381)

(62)

2,431

Gain (Loss) in Marketable Securities

2,041

(26,600)

41,246

Net Comprehensive Income (Loss)

1,660

(26,662)

43,677

Net Income (Loss) per share

$

(0.0213)

$

(0.0062)

$

--

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2001

Cumulative

March 31

March 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2002

2001

2002

Net Income

$

(160,194)

$

(46,983)

$

(1,883,557)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

4,054

--

32,318

Amortization

42,344

--

155,401

Increase (decrease) in:

  Interest Receivable

--

4,743

(29,195)

  Accounts Receivable

(38,802)

--

(52,952)

  Prepaid Expenses

--

--

(11,356)

  Research and Development

(66,689)

--

(391,563)

Increase (decrease) in:

  Accounts Payable

11,165

16,079

72,340

  Accrued Liabilities

2,656

--

2,656

Other Comprehensive Income

1,660

(26,662)

43,677

  Net Cash Provided (Used) By Operating Activities

(203,806)

(57,566)

(2,062,230)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

6,326

--

(234,066)

(Acquisition) Disposal of Fixed Assets

(18,464)

--

(109,604)

Cash Used for Patent Acquisition

--

(110,706)

(637,260)

Surrender Value of Life Insurance

12,744

--

--

Increase (decrease) in Marketable Securities

169,261

26,600

(458,087)

Net Cash (Used) By Investing Activities

169,867

(84,106)

(1,439,017)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

39,340

--

39,340

Sale of Common Stock

--

--

3,502,573

Net Cash (Used) By Financing Activities

39,340

--

3,541,913

NET INCREASE (DECREASE) IN CASH

5,401

(141,672)

40,665

CASH AT BEGINNING OF PERIOD

35,264

740,278

--

CASH AT END OF PERIOD

$

40,665

$

598,606

$

40,665

Cash Paid for Interest

--

--

7,301

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2002

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31,  2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had sales of $43,224 in the three months ended March31, 2002 and no sales in the three months ended March 31, 2001. Our net loss was $160,194 for the three months ended March 31, 2002, compared to $33,431 in 2001.The increase in expenses in 2002 was primarily caused by increased research and general and administrative expenses.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is in the research and development stage of its products   Research and development was carried out in 2001 by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company has an option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 1999, of which CHF 300,000 ($195,720) was paid in November 1999 and is accounted for as a deposit. We purchased a patent from Meditecnic in the 2001 quarter for $110,706, and loaned Meditecnic $243,528 in the 2001 quarter. The Company closed on the acquisition of Meditecnic on September 12, 2001. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 1999 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2000.

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