Form 10QSB/A
period 2002-06-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

June 30

December 31

ASSETS

2002

2001

Current Assets

Cash and Cash Equivalents

$

96,211

$

35,264

Interest Receivable

38,095

29,195

Accounts Receivable

88,495

14,150

Prepaid Expenses

11,356

11,356

Marketable Securities

222,335

627,375

Total Current Assets

$

456,492

$

717,340

Fixed Assets

Office Furniture

13,036

8,200

Office Equipment

54,481

52,622

Data Processing Equipment

19,998

19,316

Equipment Installation

27,903

10,762

Organization Costs

14,650

240

130,067

91,140

Accumulated Depreciation

(36,372)

(28,264)

Total Fixed Assets

93,695

62,876

Other Assets

Patents

637,260

637,260

Research and Development (net of $197,745

  and $113,057 amortization

246,069

211,817

Surrender Value of Life Insurance

--

12,744

Refundable Deposits

234,066

240,392

Total Other Assets

1,117,395

1,102,213

Total Assets

$

1,667,582

$

1,882,429

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

74,124

61,175

Accrued Liabilities

5,312

--

Loans from Shareholders

59,340

--

Total Current Liabilities

138,776

61,175

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,003,675)

(1,723,363)

Accumulated Other Comprehensive Income

29,882

42,017

1,528,807

1,821,254

Total Liabilities and Stockholders’ Equity

$

1,667,582

$

1,882,429

0.8300

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

Income

2002

2001

2002

2001

JUNE 30, 2002

Sales Turnover

$

84,688

$

--

$

42,344

$

--

$

179,014

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

--

--

--

--

4,123

Total Income

84,688

--

42,344

--

631,203

Operating Expenses

General and Administrative

13,068

3,000

6,534

(3,000)

172,025

Bank Charges

1,590

8,567

795

54

38,539

Audit Fees

6,900

--

1,100

--

18,235

Marketing and Advertising

2,202

656

1,101

--

3,813

Other Financial Charges

52

--

26

--

55,905

Legal and Honoraries Fees

--

1,496

--

94

7,240

Research and Development

54,694

96,525

27,347

166,894

1,046,124

Translation Fees

--

1,378

--

845

3,619

Patent Fees

64,188

3,104

32,094

19,617

295,076

Travel

14,426

--

7,213

--

58,304

Depreciation

8,108

--

4,054

--

36,372

Amortization

84,688

--

42,344

--

197,745

Staff Research

63,177

--

14,922

--

517,592

Office Expense

7,236

--

3,618

--

24,229

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

126

--

63

--

513

Insurance

204

--

102

--

7,829

Promotions and Seminars

11,922

--

5,961

--

54,082

Telephone

1,440

--

720

--

5,227

Office Rent

12,798

--

6,399

--

35,804

Utilities

--

--

--

--

318

Repairs and Maintenance

150

--

75

--

1,162

Payroll Taxes

15,210

--

7,605

--

15,210

Total Operating Expenses

362,179

114,726

162,073

184,504

2,664,453

Net Operating Income (Loss)

(277,491)

(114,276)

(119,729)

(184,504)

(2033,250)

Other Income (Expense)

Interest Income

2,041

--

2,041

--

38,815

Insurance Indemnities

--

--

--

--

10,568

Interest Expense

(1,102)

--

(551)

--

(10,771)

Other Taxes

(3,760)

--

(1,880)

--

(9,037)

Total Other Income (Expense)

(2,821)

--

(390)

--

29,575

Net Income (Loss)

$

(280,312)

$

(114,726)

$

(120,119)

$

(184,504)

$

(2,003,675)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(5,185)

559

(4,804)

(5,597)

(2,373)

Gain (Loss) in Marketable Securities

(6,950)

49,715

(8,991)

12,880

32,255

Net Comprehensive Income (Loss)

(12,135)

50,274

(13,795)

7,283

29,882

Net Income (Loss) per share

$

(0.0372)

$

(0.0152)

$

(0.0160)

$

(0.0245)

$

(0.2662)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2002

2001

2002

2001

JUNE 30, 2002

Net Income

$

(280,312)

$

(231,486)

$

(120,119)

$

(184,504)

$

(2,003,675)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

8,108

--

4,054

--

36,372

Amortization

84,688

--

42,344

--

197,745

Increase (decrease) in:

Interest Receivable

(8,900)

--

(8,900)

--

(38,095)

Accounts Receivable

(74,345)

--

(35,543)

--

(88,495)

Prepaid Expenses

--

--

--

--

(11,356)

Research and Development

(106,289)

--

(39,750)

--

(443,814)

Decrease (increase) in:

Accounts Payable

12,949

16,909

1,784

830

74,124

Other Comprehensive Income

(12,135)

(19,379)

(13,795)

7,283

29,882

Accrued Liabilities

5,312

--

2,656

--)

5,312

  Net Cash Provided (Used) By Operating Activities

(370,924)

(233,956)

(167,270)

(176,391)

(2,242,001)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

3,072

--

--

--

(234,066)

Surrender Value of Life Insurance

--

--

--

--

--

Cash Used of Patent Acquisition

--

(110,707)

--

--

(637,260)

Acquisition of Fixed Assets

2,805

--

(20,463)

--

(130,067)

(Increase) decrease in Marketable Securities

(13,349)

13,720

235,779

(12,880)

(222,308)

  Net Cash (Used) By Investing Activities

(7,472)

(96,987)

215,316

(12,880)

(1,223,701)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

324,418

--

20,000

--

59,340

Acquisition

--

--

--

--

3,502,573

Net Cash (Used) By Financing Activities

324,418

--

20,000

--

3,561,913

NET INCREASE (DECREASE) IN CASH

87,289

(330,943)

68,046

(189,271)

96,211

CASH AT BEGINNING OF PERIOD

12,500

740,278

28,165

598,606

--

CASH AT END OF PERIOD

$

99,789

$

409,335

$

96,211

$

409,335

$

96,211

Cash Paid for Interest

2,237

--

551

--

10,771

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2002

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had sales of $42,344 and $84,688 in the three and six months ended June 30, 2002, compared to no sales in 2001. Our net loss was $119,729 and $277,471 for the three and six months ended June 30, 2002, compared to $184,504 and $231,497 for the three and six months ended June 30, 2001. The increased loss was due to increases in general and administrative expenses from the commencement of marketing efforts in 2002.

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

The Company had cash on hand and marketable securities of $318,546 at June 30, 2002, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2002.

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