Form 10QSB/A
period 2002-09-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

BALANCE SHEET

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

September 30

December 31

ASSETS

2002

2001

Current Assets

Cash and Cash Equivalents

$

90,416

$

35,264

Interest Receivable

36,922

29,195

Accounts Receivable

122,742

14,150

Prepaid Expenses

11,356

11,356

Marketable Securities

99,007

627,375

Total Current Assets

$

360,443

$

717,340

Fixed Assets

Office Furniture

15,455

8,200

Office Equipment

55,411

52,622

Data Processing Equipment

20,340

19,316

Equipment Installation

38,474

10,762

Organization Costs

21,855

240

151,535

91,140

Accumulated Depreciation

(40,425)

(28,264)

Total Fixed Assets

111,110

62,876

Other Assets

Patents

637,260

637,260

Refundable Deposits

234,066

240,392

Research and Development

203,726

211,817

Surrender Value of Life Insurance

--

12,744

Total Other Assets

1,075,052

1,102,213

Total Assets

$

1,546,605

$

1,882,429

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

74,158

61,175

Accrued Payroll Taxes

7,426

--

Loans from Shareholders

64,988

--

Total Current Liabilities

146,572

61,175

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,118,655)

(1,723,363)

Accumulated Other Comprehensive Income

16,088

42,017

1,400,033

1,821,254

Total Liabilities and Stockholders’ Equity

$

1,546,605

$

1,882,429

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

Income

2002

2001

2002

2001

SEPTEMBER 30, 2002

Sales Turnover

$

124,588

$

--

$

39,900

$

--

$

218,914

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

--

--

--

--

4,123

Total Income

124,588

--

39,900

--

671,103

Operating Expenses

General and Administrative

35,470

7,241

22,402

3,000

194,427

Bank Charges

5,853

2,721

4,263

2,512

42,802

Audit Fees

8,020

5,000

1,120

--

19,355

Marketing and Advertising

3,303

--

1,101

--

4,914

Other Financial Charges

24

--

(28)

--

55,877

Legal and Honoraries Fees

5,092

160

5,092

--

12,332

Research and Development

57,042

262,356

2,347

84,759

1,084,471

Translation Fees

--

845

--

--

3,619

Patent Fees

87,026

66,799

22,838

28,027

317,914

Travel

21,669

1,113

7,243

1,113

65,547

Depreciation

12,162

--

4,054

--

40,426

Amortization

127,032

--

42,344

--

240,089

Staff Research

78,100

--

14,923

--

532,515

Office Expense

10,854

--

3,618

--

27,847

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

189

--

63

--

576

Insurance

306

--

102

--

7,931

Promotions and Seminars

17,883

--

5,961

--

60,043

Telephone

2,160

--

720

--

5,947

Office Rent

19,197

--

6,399

--

42,203

Utilities

--

--

--

--

318

Repairs and Maintenance

224

-

74

--

1,236

Payroll Taxes

22,815

--

7,605

--

22,815

Total Operating Expenses

514,421

346,235

152,241

119,411

2,816,694

Net Operating Income (Loss)

(389,833)

(346,235)

(112,341)

(119,411)

(2,145,591)

Other Income (Expense)

Interest Income

1,833

--

(208)

--

38,607

Insurance Indemnities

--

--

--

--

10,568

Interest Expense

(1,653)

--

(551)

--

(11,322)

Other Taxes

(4,662)

(4,662)

(1,880)

--

(10,917)

Total Other Income (Expense)

(4,482)

(4,482)

(2,639)

--

26,936

Net Income (Loss)

$

(394,315)

$

(350,897)

$

(114,980)

$

(119,411)

$

(2,118,655)

Other Comprehensive Income (Loss)

Gains (Losses) in Exchange Rates

(9,989)

(5,537)

(4,804)

112

(7,176)

Gain (Loss) in Marketable Securities

(15,941)

(35,709)

8,991

(21,979)

23,264

Net Comprehensive Income (Loss)

(25,930)

(41,246)

(13,795)

(21,867)

16,088

Net Income (Loss) per share

$

(0.0524)

$

(0.0466)

$

(0.0153)

$

(0.0159)

$

(0.2815)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2002

2001

2002

2001

SEPTEMBER 30, 2002

Net Income

$

(394,315)

$

(350,897)

$

(114,980)

$

(119,411)

$

(2,118,655)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

12,162

--

4,054

--

40,426

Amortization

127,032

--

42,344

--

240,089

Increase (decrease) in:

Interest Receivable

(7,727)

--

1,173

--

(36,922)

Accounts Receivable

(108,592)

--

(34,247)

--

(122,742)

Prepaid Expenses

--

--

--

--

(11,356)

Research and Development

(107,266)

--

--

--

(437,490)

Decrease (increase) in:

Accounts Payable

12,983

11,581

34

(5,328)

74,158

Other Comprehensive Income

(25,930)

(41,246)

(13,795)

(21,867)

16,088

Accrued Liabilities

7,426

--

2,114

--

7,426

  Net Cash Provided (Used) By Operating Activities

(484,227)

(380,562)

(113,303)

(146,606)

(2,348,978)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(6,326)

(6,326)

--

--

(240,392)

Surrender Value of Life Insurance

12,744

12,744

--

--

--

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

Acquisition of Fixed Assets

(60,395)

(60,395)

(21,468)

--

(151,535)

(Increase) decrease in Marketable Securities

528,368

528,368

123,328

21,980

(98,980)

  Net Cash (Used) By Investing Activities

474,391

474,391

101,860

21,980

(1,128,167)

Loans From Shareholders

64,988

64,988

5,648

--

64,988

Sale of Common Stock

--

--

--

--

3,502,573

Net Cash (Used) By Financing Activities

94,988

64,988

5,648

--

3,567,561

NET INCREASE (DECREASE) IN CASH

55,152

55,152

(5,795)

(124,626)

90,416

CASH AT BEGINNING OF PERIOD

35,264

35,264

96,211

409,335

--

CASH AT END OF PERIOD

$

90,416

$

90,416

$

90,416

$

284,709

$

90,416

Cash Paid for Interest

1,653

1,653

551

--

11,322

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON NOVEMBER 28, 2007

(Expressed in US Dollars)

Capital Stock Issued (no par value)

Number of

Par

Additional Paid

Deficit

Total Stockholders’

Common Shares

Value

In Capital

Accumulated

Equity (Deficit)

-- at November 28, 2007

160,000

0.001

--

(160)

--

-- at December 21, 2007

2,160,000

0.001

3,495,072

(118,411)

3,378,821

-- at January 17, 2008

2,160,000

0.001

4,265

(119,411)

(112,986)

Net Loss for the period from December 10, 2007

To January 17, 2008

(119,411)

(119,411)

Balance as of January 17, 2008

(112,986)

See Accountant’s Audit Report

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2002

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2002, the results of operations for the nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had sales of $39,900 and $124,588 in the three and nine months ended September 30, 2002, compared to no sales in 2001. Our net loss was $114,980 and $394,315 for the three and nine months  ended September 30, 2002, compared to $127,140 and $238,796 in 2001.The increase primarily was due to the increases in general and administrative costs from the Company’s commencing marketing and sales efforts.

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

The Company had cash on hand and marketable securities of $189,423 at September 30, 2002, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2002.

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