Form 10KSB/A
period 2002-12-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year: $164,488

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was not determinable because the common stock does not trade on any market.

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

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Company’s common stock was listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “VKBR” from November 27, 1997.  In 1998 the symbol was changed to MEDT and subsequently MDTX.  The common stock currently does not trade.

(b)

Holders

As of December 31, 2002, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2002.

There were no Company repurchases of common stock during the year ended December 31, 2002.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2002.

(f)

Sales of Unregistered Securities during the year ended December 31, 2002.

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

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had sales of $164,488 in sales for the year ended December 31, 2002, compared to $34,852 in 2001. We were primarily engaged in product development in 2000 and 2001, expending $319,428 and $152,411, respectively, in research and research and development during those years. Marketing efforts began in fiscal 2001.

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

The Company is in the research and development stage of its products. Until September 12, 2001, research and development was carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company acquired Meditecnic SA on September 12, 2001.

The Company had cash on hand and marketable securities of $68,484 at December 31, 2002, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2003. In fiscal 2002 shareholders loaned $70,635 to the Company. These loans are currently due.

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

The Registrant reported in the above 8-K, as amended, that on March 11, 2002 the Registrant engaged Tanner +Co., as its new independent accountants. In that Form 8-K, the Registrant stated “ Prior to the  engagement of Tanner + Co., the  Registrant  did not consult with Tanner + Co., on the  application  of accounting  principles to any specific transaction nor the type of audit opinion that  might  be  rendered  on the  Registrant's  financial  statements.  CBA was provided by the disclosure set forth above but failed  to  respond  to many requests over a period of months that it provide the Registrant with a letter to the effect that it or did not agree with the above statements as far as they related to CBA. The dismissal of CBA and the subsequent engagement of Tanner + Co. was approved by the board of directors.

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

Mr. Badel, a private investor for more than the past 5 years, has been sole officer and Treasurer since 2002 and was the President from 2002 until Mr. Arbalet’s appointment as President.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review fees during for the fiscal year ended December 31, 2002.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2002 were performed by persons other than the above accounting firm’s full time employees.

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

DECEMBER 31, 2002 AND 2001

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

Dana Point, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2002 and 2001, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Blackwing Group, LLC

Independence, Missouri

February 25, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2002 AND 2001

December 31

December 31

ASSETS

2002

2001

Current Assets

Cash and Cash Equivalents

$

12,500

$

35,264

Interest Receivable

35,749

29,195

Accounts Receivable

176,989

14,150

Prepaid Expenses

11,356

11,356

Marketable Securities (Note B)

55,984

627,375

Total Current Assets

$

292,578

$

717,340

Fixed Assets

Office Furniture

17,871

8,200

Office Equipment

56,340

52,622

Data Processing Equipment

20,681

19,316

Equipment Installation

49,044

10,762

Organization Costs

29,059

240

172,995

91,140

Accumulated Depreciation

(44,478)

(28,264)

Total Fixed Assets

128,517

62,876

Other Assets

Patents (Note C)

637,260

637,260

Deposits (Note I)

247,267

240,392

Research and Development (net of $ and $ amortization)

132,869

211,817

Surrender Value of Life Insurance

--

12,744

Total Other Assets

1,017,396

1,102,213

Total Assets

$

1,438,491

$

1,882,429

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

74,192

61,175

Accrued Payroll Taxes

9,539

--

Loans From Shareholders

70,635

--

Total Current Liabilities

154,366

61,175

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,233,513)

(1,723,363)

Accumulated Other Comprehensive Income

15,037

42,017

1,284,125

1,821,254

Total Liabilities and Stockholders’ Equity

$

1,438,491

$

1,882,429

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDING DECEMBER 31, 2002 AND 2001

December 31

December 31

2002

2001

Income

Sales Turnover

$

164,488

$

34,462

Research and Development

--

--

Realization of Patents

--

--

Other Revenue

--

390

Total Income

$

164,488

$

34,852

Operating Expenses

General and Administrative

57,871

37,601

Bank Charges

10,116

2,855

Audit Fees

9,140

5,000

Marketing and Advertising

4,404

597

Other Financial Charges

24

--

Legal and Honoraries Fees

10,184

1,157

Research and Development

59,389

308,572

Translation Fees

--

1,437

Patent Fees

109,863

218,208

Travel Expenses

28,969

43,878

Depreciation

16,214

28,264

Amortization

169,377

113,057

Staff Research

93,022

223.598

Office Expenses

14,471

16,993

Small Materials and Supplies

--

69,490

Postage

253

387

Insurance – Business

407

7,625

Promotions and Seminars

23,845

42,160

Telephone

2,880

3,787

Office Rent

25,596

23,006

Utilities

--

318

Repairs and Maintenance

299

1,012

Payroll Taxes

30,421

--

Total Operating Expenses

666,745

1,149,002

Net Operating Income (Loss)

(502,257)

(1,114,150)

Other Income (Expense)

Interest Income

1,833

--

Insurance Indemnities

--

10,568

Other Taxes

(7,521)

(5,277)

Interest Expense

(2,203)

(2,367)

Total Other Income (Expense)

(7,891)

2,924

Net Income (Loss)

$

(510,148)

(1,111,226)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(14,793)

(34,735)

Change in Value of Life Insurance

--

12,744

Gain (Loss) in Marketable Securities

(24,932)

(34,798)

Net Other Comprehensive Income (Loss)

(39,725)

(56,789)

Net Income (Loss) per share (Note L)

$

(0.0678)

(0.1476)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Cumulative

From

March 24, 1998

December 31

December 31

To

CASH FLOWS FROM OPERATING ACTIVITIES

2002

2001

December 31, 2002

Net Income

$

(510,148)

$

(1,111,226)

$

(2,233,513)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

16,214

28,264

44,480

Amortization

169,377

113,057

282,434

Increase (decrease) in:

  Interest Receivable

(6,554)

(24,340)

(35,749)

  Accounts Receivable

(162,839)

--

(176,989)

  Prepaid Expenses

--

32,863

(11,356)

  Research and Development

(77,685)

--

(415,303)

Decrease (increase) in:

  Accounts Payable

13,017

61,175

74,192

Other Comprehensive Income

(39,725)

(56,789)

15,037

Surrender Value of Life Insurance

12,744

--

--

Accrued Payroll Taxes

9,539

--

9,539

  Net Cash Provided (Used) By Operating Activities

(576,060)

(956,996)

(2,447,228)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(6,875)

--

(247,269)

Acquisition of Fixed Assets

(81,855)

(207,275)

(172,995)

Cash Used for Patent Acquisition

--

(100,375)

(673,260)

(Increase) decrease in Marketable Securities

571,391

139,615

(55,984)

Net Cash (Used) By Investing Activities

482,661

 (168,035)

(1,113,508)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

70,635

--

70,635

Sale of Common Stock

--

420,017

3,502,601

Net Cash (Used) By Financing Activities

70,635

420,017

3,573,236

NET INCREASE (DECREASE) IN CASH

(22,764)

(750,014)

12,500

CASH AT BEGINNING OF PERIOD

35,264

740,278

--

CASH AT END OF PERIOD

$

12,500

$

35,264

$

12,500

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

--

--

--

--

(34,735)

--

(34,735)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(34,798)

--

(34,798)

Change in Value of Life Insurance

--

--

--

--

--

12,744

--

12,744

Addition of Assets/Equity from Acquisition

--

--

--

--

420,017

--

--

420,017

Net Loss for the year

  ending December 31, 2001

--

--

--

--

--

--

(1,111,226)

(1,111,226)

Balance as of December 31, 2001

1,000

1

7,527,485

7,528

3,495,072

54,757

(1,723,334)

1,833,998

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

(14,793)

--

(14,793)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(24,932)

--

(24,932)

Net Loss for the year

  ending December 31, 2002

--

--

--

--

--

--

(510,148)

(510,148)

Balance as of December 31, 2002

1,000

1

7,527,485

7,528

3,495,072

15,032

(2,233,482)

1,284,125

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2002 and 2001, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. There was no advertising expense for the years ended December 31, 2002 and 2001.

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

NOTE B - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net loss in marketable securities for 2002 was $24,932 and the net loss in 2001 was $34,798.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE C - PATENTS

Acquisition costs of patents are capitalized.  The Company acquired certain patents by agreement dated March 24, 1998 for a purchase price of CHF 950,000 ($637,260 at the exchange rate in effect on the contract date).  The Company paid all amounts on the contract by July 30, 1998.

These patents will be amortized commencing on commercialization of the patents. Annual taxes and patent license fees and legal costs associated therewith are expensed as incurred.  The continuing carrying value of patents is assessed based upon the Company's operating experience, expected cash flows from related products and other factors as deemed appropriate.  An additional $235,066 was expended in 2002 and 2001 for additional patents the Company is purchasing.

NOTE D - RESEARCH AND DEVELOPMENT

Company - sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2002 and 2001 research and development costs were $59,389 and $308,572, respectively.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2002 and 2001 there were no deferred tax liabilities or assets. As of December 31, 2000, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward begins expiring in 2003. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.  The Company has no U.S. operations and is incorporated in Nevada, which levies no income tax on corporations.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

The Company had cash on hand and marketable securities of $68,484 at December 31, 2002, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2003.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting, Inc.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE L – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2002 and 2001.

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

NOTE O – SUBSEQUENT EVENTS

Per the purchase option agreement all One Hundred (100) shares of stock were obtained from Meditecnic, S.A. when the option was exercised on June 6, 2002. The Company stock was purchased at fair market value. Therefore, these financial statements are presented as if the acquisition had occurred during the periods presented

17