Form 10QSB/A
period 2003-03-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

March 31

December 31

ASSETS

2003

2002

Current Assets

Cash and Cash Equivalents

$

60,256

$

740,278

Interest Receivable

36,497

4,855

Accounts Receivable

132,742

Prepaid Expenses

8,517

11,356

Marketable Securities

55,984

766,990

Total Current Assets

$

293,996

$

1,523,479

Fixed Assets

Office Furniture

17,871

Office Equipment

56,340

Data Processing Equipment

20,681

Equipment Installation

49,044

Organization Costs

27,657

171,593

Accumulated Depreciation

(48,532)

Total Fixed Assets

123,061

Other Assets

Patents

637,260

761,620

Refundable Deposits

245,731

296,896

Research and Development net of

  $311,959 and $282,434 amortization

131,396

Total Other Assets

1,014,387

1,058,516

Total Assets

$

1.431,444

$

2,581,995

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

105,343

--

Accrued Payroll Taxes

11,683

Loans from Shareholders

232,844

Total Current Liabilities

349,870

--

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,055

3,075,555

Accumulated Deficit During the Development Stage

(2,436,406)

(612,137)

Accumulated Other Comprehensive Income

15,397

111,549

1,081,574

2,581,995

Total Liabilities and Stockholders’ Equity

$

1,431,444

$

2,581,995

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2003

Cumulative

March 31

March 31

1998 TO

Income

2003

2002

2003

Sales Turnover

$

--

$

42,344

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenue

2,477

--

6,600

Total Income

2,477

42,344

713,480

Operating Expenses

General and Administrative

10,595

6,534

227,423

Bank Charges

433

795

47,498

Audit Fees

2,500

5,800

22,975

Marketing and Advertising

1,466

1,101

7,481

Other Financial Charges

--

26

55,877

Legal and Honoraries Fees

2,891

--

20,315

Research and Development

--

27,347

1,049,844

Translation Fees

--

--

3,619

Patent Fees

45,181

32,094

385,932

Travel Expenses

7,286

7,213

80,133

Depreciation

4,054

4,054

48,532

Amortization

29,525

42,344

311,959

Vehicle Expense

--

--

--

Entertainment

4,315

--

4,315

Staff Research

57,885

48,255

605,322

Office Expenses

1,654

3,618

33,118

Small Materials and Supplies

--

--

69,490

Postage and Delivery

192

63

832

Insurance – Business

681

102

8,713

Promotions and Seminars

2,491

5,961

68,496

Telephone

315

720

6,982

Office Rent

23,142

6,399

71,744

Utilities

--

--

318

Repairs and Maintenance

108

75

1,419

Payroll Taxes

7,900

7,605

38,321

Total Operating Expenses

202,614

200,107

3,170,658

Net Operating Income (Loss)

(200,137)

(157,763)

(2,457,178)

Other Income (Expense)

Interest Income

--

--

38,607

Interest Expense

(2,237)

(551)

(14,108)

Insurance Indemnities

--

--

10,658)

Other Taxes

(519)

(1,880)

(14,295)

Total Other Income (Expense)

(2,756)

(2,431)

20,772

Net Income (Loss)

$

(202,893)

$

(160,194)

$

(2,436,406)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(6,917)

(381)

(18,897)

Change in Value of Life Insurance

--

12,744

Gain (Loss) in Marketable Securities

(7,277)

2,041

21,550

Net Comprehensive Income (Loss)

360

1,660

15,397

Net Income (Loss) per share

$

(0)

$

(0.0213)

$

--

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2003

Cumulative

March 31

March 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2003

2002

2003

Net Income

$

(202,893)

$

(160,194)

$

(2,436,406)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

4,054

4,054

48,532

Amortization

29,525

42,344

311,959

Increase (decrease) in:

  Interest Receivable

(748)

--

(36,497)

  Accounts Receivable

44,247

(38,802)

(132,742)

  Prepaid Expenses

2,839

--

(8,517)

  Research and Development

(28,070)

(66,689)

(443,373)

Increase (decrease) in:

  Accounts Payable

31,151

11,165

105,343

  Accrued Liabilities

2,145

2,656

11,683

Other Comprehensive Income

359

1,660

15,397

  Net Cash Provided (Used) By Operating Activities

(117,391)

(203,806)

(2,564,621)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

1,536

6,326

(245,731)

(Acquisition) Disposal of Fixed Assets

1,402

(18,464)

(171,593)

Cash Used of Patent Acquisition

--

--

(637,260)

Surrender Value of Life Insurance

--

12,744

--

Increase (decrease) in Marketable Securities

--

169,261

(55,984)

Net Cash (Used) By Investing Activities

2,938

169,867

(1,110,568)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

162,209

39,340

232,844

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

162,209

39,340

3,735,445

NET INCREASE (DECREASE) IN CASH

47,756

5,401

60,256

CASH AT BEGINNING OF PERIOD

12,500

35,264

--

CASH AT END OF PERIOD

$

60,256

$

40,665

$

60,256

Cash Paid for Interest

2,237

551

14,057

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2003

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had sales of $2,477 and $43,224 in the three months ended March31, 2003 and 2002, respectively. Our net loss was $202,893 and $160,194 for the three months ended March 31, 2003 and 2002, respectively. The increase in expenses in 2003 was primarily caused by increases in general and administrative expenses..

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company had cash on hand and marketable securities of $116,240 at March 31, 2003, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2003.

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