Form 10QSB/A
period 2003-06-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

June 30

December 31

ASSETS

2003

2002

Current Assets

Cash and Cash Equivalents

$

99,789

$

12,500

Interest Receivable

37,245

35,749

Accounts Receivable

88,495

176,989

Prepaid Expenses

5,896

11,356

Marketable Securities

69,333

55,984

Total Current Assets

$

300,758

$

292,578

Fixed Assets

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

20,681

20,681

Equipment Installation

49,044

49,044

Organization Costs

26,254

29,059

170,190

172,995

Accumulated Depreciation

(52,586)

(44,478)

Total Fixed Assets

117,604

128,517

Other Assets

Patents

637,260

637,260

Research and Development (net of $341,483

  and $282,434 amortization

126,852

132,869

Refundable Deposits

244,195

247,267

Total Other Assets

1,008,307

1,017,396

Total Assets

$

1,426,669

$

1,438,491

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

136,494

74,192

Accrued Payroll Taxes

13,826

9,539

Loans from Shareholders

395,053

70,635

Total Current Liabilities

545,373

154,366

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,637,059)

(2,236,480)

Accumulated Other Comprehensive Income

15,755

18,005

881,296

1,248,125

Total Liabilities and Stockholders’ Equity

$

1,426,669

$

1,438,491

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

AND CUMULATIVE FROM MARCH 24, 1998 TO JUNE 30, 2001

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

Income

2003

2002

2003

2002

JUNE 30, 2003

Sales Turnover

$

--

$

84,688

$

--

$

42,344

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

4,953

--

2,476

--

9,076

Total Income

4,953

84,688

2,476

42,344

715,956

Operating Expenses

General and Administrative

21,190

13,068

10,595

6,534

238,018

Bank Charges

865

1,590

432

795

47,930

Audit Fees

5,000

6,900

2,500

1,100

25,475

Marketing and Advertising

2,931

2,202

1,465

1,101

8,946

Other Financial Charges

--

52

--

26

55,877

Legal and Honoraries Fees

5,781

--

2,890

--

23,205

Research and Development

--

54,694

--

27,347

1,049,844

Translation Fees

--

--

--

--

3,619

Patent Fees

90,361

64,188

45,180

32,094

431,112

Travel

14,571

14,426

7,285

7,213

87,418

Depreciation

8,108

8,108

4,054

4,054

52,586

Amortization

59,049

84,688

29,524

42,344

341,483

Vehicle Expense

--

--

--

--

--

Entertainment

8,629

--

4,314

--

8,629

Staff Research

115,770

63,177

57,885

14,922

663,207

Office Expense

3,309

7,236

1,655

3,618

34,773

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

384

126

192

63

1,024

Insurance – Business

1,361

204

680

102

9,393

Promotions and Seminars

4,981

11,922

2,490

5,961

70,986

Telephone

630

1,440

315

720

7,297

Office Rent

46,287

12,798

23,145

6,399

94,889

Utilities

--

--

--

--

318

Repairs and Maintenance

217

150

109

75

1,528

Payroll Taxes

15,799

15,210

7,899

7,605

46,220

Total Operating Expenses

405,223

362,179

202,609

162,073

3,373,267

Net Operating Income (Loss)

(400,270)

(227,491)

(200,133)

(119,729)

(2,657,311)

Other Income (Expense)

Interest Income

--

2,041

--

2,041

38,607

Interest Expense

(2,237)

(1,102)

--

(551)

(14,108)

Insurance Indemnities

--

--

--

--

10,568

Business Taxes

(1,039)

(3,760)

(520)

(1,880)

(14,815)

Total Other Income (Expense)

(3,276)

(2,821)

(520)

(390)

20,252

Net Income (Loss)

$

(403,546)

$

(280,312)

$

(200,653)

$

(120,119)

$

(2,637,059)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(13,837)

(5,815)

(6,920)

(4,804)

(25,817)

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

14,555

(6,950)

7,278

(8,991)

28,828

Net Comprehensive Income (Loss)

718

(12,135)

358

(13,795)

15,755

Net Income (Loss) per share

$

(0.0536)

$

(0.0372)

$

(0.0267)

$

(0.0160)

$

(0.3503)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2003

2002

2003

2002

JUNE 30, 2003

Net Income

$

(403,546)

$

(280,312)

$

(200,653)

$

(120,119)

$

(2,637,059)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

8,108

8,108

4,054

4,054

52,586

Amortization

59,049

84,688

29,524

42,344

341,483

Increase (decrease) in:

Interest Receivable

(1,496)

(8,900)

(748)

(8,900)

(37,245)

Accounts Receivable

88,494

(74,345)

44,247

(35,543)

(88,495)

Prepaid Expenses

5,460

--

2,621

--

(5,896)

Research and Development

(53,033)

(106,289)

(24,963)

(39,750)

(468,336)

Decrease (increase) in:

Accounts Payable

62,302

12,949

31,151

1,784

136,494

Accrued Liabilities

4,287

(12,135)

2,143

(13,795)

13,826

Other Comprehensive Income

718

5,312

358

2,656

15,755

  Net Cash Provided (Used) By Operating Activities

(229,657)

(370,924)

(112,266)

(167,270)

(2,676,887)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

3,072

(6,326)

1,536

--

(244,195)

Surrender Value of Life Insurance

--

12,744

--

--

--

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

(Acquisition) Disposal of Fixed Assets

2,805

(38,927)

1,403

(20,463)

(170,190)

(Increase) decrease in Marketable Securities

(13,349)

405,040

(13,349)

235,779

(69,333)

  Net Cash (Used) By Investing Activities

(7,472)

372,531

(10,410)

215,316

(1,120,978)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

324,418

59,340

162,209

20,000

395,053

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

324,418

59,340

162,209

20,000

3,897,654

NET INCREASE (DECREASE) IN CASH

87,289

60,947

39,533

68,046

99,789

CASH AT BEGINNING OF PERIOD

12,500

35,264

60,256

28,165

--

CASH AT END OF PERIOD

$

99,789

$

96,211

$

99,789

$

96,211

$

99,789

Cash Paid for Interest

2,237

--

--

--

14,057

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2003

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2003, the results of operations for the three and six months ended June 30,  2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002.  The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company  had no sales in the three and six months ended June 30, 2003, compared to $42,344 and $84,688  in the three and six months ended June 30, 2002. Our net loss was $403,546 and $280,312for the three and six months ended June 30, 2003, compared to a net loss of  $119,729 and $277,471 for the three and six months ended June 30, 2002. The increase in the loss was due to the lack of sales and the increase in general and administrative expenses.

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

The Company had cash on hand and marketable securities of $169,122 at June 30, 2003, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2003.

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