Form 10QSB/A
period 2003-09-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

BALANCE SHEET

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

September 30

December 31

ASSETS

2003

2002

Current Assets

Cash and Cash Equivalents

$

132,488

$

12,500

Interest Receivable

1,496

35,749

Accounts Receivable

44,248

176,989

Prepaid Expenses

--

11,356

Marketable Securities

96,030

55,984

Total Current Assets

$

274,262

$

292,578

Fixed Assets

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

20,681

20,681

Equipment Installation

49,044

49,044

Organization Costs

24,851

29,059

168,787

172,995

Accumulated Depreciation

(56,640)

(44,478)

Total Fixed Assets

112,147

128,517

Other Assets

Patents

637,260

637,260

Refundable Deposits

241,121

247,267

Research and Development

159,196

132,869

Total Other Assets

1,037,577

1,017,396

Total Assets

$

1,423,986

$

1,438,491

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

167,645

74,192

Accrued Payroll Taxes

15,970

9,539

Loans from Shareholders

557,263

70,635

Total Current Liabilities

740,878

154,366

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,837,721)

(2,236,480)

Accumulated Other Comprehensive Income

18,229

18,005

683,108

1,248,125

Total Liabilities and Stockholders’ Equity

$

1,423,986

$

1,438,491

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

Income

2003

2002

2003

2002

SEPTEMBER 30, 2003

Sales Turnover

$

--

$

124,588

$

--

$

39,900

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

7,429

--

2,476

--

11,552

Total Income

7,429

124,588

2,476

39,900

718,432

Operating Expenses

General and Administrative

31,784

35,470

10,594

22,402

248,612

Bank Charges

1,300

5,853

435

4,263

48,365

Audit Fees

7,500

8,020

2,500

1,120

27,975

Marketing and Advertising

4,398

3,303

1,467

1,101

10,413

Other Financial Charges

--

24

--

(28)

55,877

Legal and Honoraries Fees

8,672

5,092

2,891

5,092

26,096

Research and Development

--

57,042

--

2,347

1,049,844

Translation Fees

--

--

--

--

3,619

Patent Fees

135,542

87,026

45,181

22,838

476,293

Travel

21,857

21,669

7,286

7,243

94,704

Depreciation

12,162

12,162

4,054

4,054

56,640

Amortization

88,575

127,032

29,526

42,344

371,009

Staff Research

173,655

78,100

57,885

14,923

721,092

Office Expense

4,964

10,854

1,655

3,618

36,428

Vehicle Expense

--

--

--

--

--

Entertainment

12,943

--

4,314

--

12,943

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

576

189

192

63

1,216

Insurance

2,041

306

680

102

10,073

Promotions and Seminars

7,471

17,883

2,490

5,961

73,476

Telephone

945

2,160

315

720

7,612

Office Rent

69,432

19,197

23,145

6,399

118,034

Utilities

--

--

--

--

318

Repairs and Maintenance

326

224

109

74

1,637

Payroll Taxes

23,698

22,815

7,899

7,605

54,119

Total Operating Expenses

607,841

514,421

202,618

152,241

3,575,885

Net Operating Income (Loss)

(600,412)

(389,833)

(200,142)

(112,341)

(2,857,453)

Other Income (Expense)

Interest Income

--

1,833

--

(208)

38,607

Interest Expense

(2,237)

(1,653)

--

(551)

(14,108)

Insurance Indemnities

--

--

--

--

10,568

Other Taxes

(1,559)

(4,662)

(520)

(1,880)

(15,335)

Total Other Income (Expense)

(3,796)

(4,482)

(520)

(2,639)

19,732

Net Income (Loss)

$

(604,208)

$

(394,315)

$

(200,662)

$

(114,980)

$

(2,837,721)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(18,641)

(9,989)

(4,804)

(4,804)

(30,621)

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

21,833

(15,941)

7,278

(8,991)

36,106

Net Comprehensive Income (Loss)

3,192

(25,930)

2,474

(13,795)

18,229

Net Income (Loss) per share

$

(0.0803)

$

(0.0524)

$

(0.0267)

$

(0.0153)

$

(0.3770)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2003

2002

2003

2002

SEPTEMBER 30, 2003

Net Income

$

(604,208)

$

(394,315)

$

(200,662)

$

(114,980)

$

(2,837,721)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

12,162

12,162

4,054

4,054

56,640

Amortization

88,575

127,032

29,526

42,344

371,009

Increase (decrease) in:

Interest Receivable

34,253

(7,727)

35,749

1,173

(1,496)

Accounts Receivable

132,741

(108,592)

44,247

(34,247)

(44,248)

Prepaid Expenses

11,356

--

5,896

--

--

Research and Development

(114,903)

(107,266)

(61,870)

--

(530,206)

Decrease (increase) in:

Accounts Payable

93,453

12,983

31,151

34

167,645

Other Comprehensive Income

3,192

(25,930)

2,474

(13,795)

18,229

Accrued Liabilities

6,431

7,426

2,144

2,114

15,970

  Net Cash Provided (Used) By Operating Activities

(336,948)

(484,227)

(107,291)

(113,303)

(2,784,178)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

6,146

(6,326)

3,074

--

(241,121)

Surrender Value of Life Insurance

--

12,744

--

--

--

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

(Acquisition) Disposal of Fixed Assets

4,208

(60,395)

1,403

(21,468)

(168,787)

(Increase) decrease in Marketable Securities

(40,046)

528,368

(26,697)

123,328

(96,030)

  Net Cash (Used) By Investing Activities

(26,692)

474,391

(22,220)

101,860

(1,143,198)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

486,628

64,988

162,210

5,648

557,263

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

486,628

64,988

162,210

5,648

4,059,864

NET INCREASE (DECREASE) IN CASH

119,988

55,152

32,699

(5,795)

132,488

CASH AT BEGINNING OF PERIOD

12,500

35,264

99,789

96,211

--

CASH AT END OF PERIOD

$

132,488

$

90,416

$

132,488

$

90,416

$

132,488

Cash Paid for Interest

2,237

1,653

--

551

14,057

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2003

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2002.  The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and six months ended September 30, 2003, compared to sales of $39,900 and $124,588 in the three and nine months ended September 30, 2002. Our net loss was $200,142, and $600,442 for the three and six months ended September 30, 2003, compared to $114,980 and $394,315 for the three and nine months ended September 30, 2002. The increase primarily was due to the increases in general and administrative costs and increased patent and research costs to improve the Company’s product line.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company had cash on hand and marketable securities of $228,518 at September 30, 2003, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2003.

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