Form 10KSB/A
period 2003-12-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2003

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

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [     ]      No      X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2003:

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

Cleaning and Sterilization of Endoscopes

Meditecnic SA also has a large experience in fluid mechanics research which has led to its developing a new, innovative low-temperature 30 (degree) C sterilization process.  This process too is based on cavitation technology.  Thorough understanding of the phenomenon has led to the ability to successfully apply it to the cleaning and sterilization of endoscopes during operations.  Endoscopy is without doubt the future of surgery and, at this point in time, there is no other cold-sterilization process which gives such reliable results (only about 40% of all current endoscopes are suitable for autoclaving).  All the above facts were confirmed at the Medica 2000 Exhibit held in Dusseldorf, Germany, at which Meditecnic, Inc. presented the new Steriloc machine.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The Company’s common stock was listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “VKBR” from November 27, 1997.  In 1998 the symbol was changed to MEDT and then to MDTX.  The common stock currently does not trade.

(b)

Holders

As of December 31, 2003, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2003.

There were no Company repurchases of common stock during the year ended December 31, 2003.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2003.

(f)

Sales of Unregistered Securities during the year ended December 31, 2003.

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

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no sales in the year ended December 31, 2003, compared to $164,488  in sales for the year ended December 31, 2002. Our net loss in 2003 of $807,612 compares to a net loss of $710,146 in 2002, primarily due to the lack of sales and the increases in general and administrative expenses.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

In March 1998 the Company raised $101,735 in an offering of common stock and options; in 1999 the attached options were exercised at the price of $2.00 per share for gross proceeds of $3,000,000 and net proceeds of $1,980,821n common stock.

The Company is in the research and development stage of its products. Until September 12, 2001, research and development was carried out by a non affiliated entity, Meditecnic SA, on a contract basis.  The Company acquired Meditecnic SA for CHF 400.

The Company had cash on hand and marketable securities of $254,688 at December 31, 2003, which is believed to be sufficient, together with shareholder loans,  to fund the Company’s operations until at least the end of fiscal 2004. In fiscal 2002 shareholders loaned $70,635 to the Company, and in fiscal 2003 they shareholders loaned an additional $648,837 of which $719,472 was owed as of December 31, 2003.

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

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company borrowed cash from shareholders in 2002 and 2003, as disclosed in Item 6 above. The loans are due on demand and bear no interest. See Note N to the Financial Statements.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review fees during for the fiscal year ended December 31, 2003.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2003 were performed by persons other than the above accounting firm’s full time employees.

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

Officer) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2003 AND 2002

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

5-6

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2003 and 2002, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

AS OF DECEMBER 31, 2003 AND 2002

December 31

December 31

ASSETS

2003

2002

Current Assets

Cash and Cash Equivalents

$

161,658

$

12,500

Interest Receivable

38,741

35,749

Accounts Receivable

--

176,989

Prepaid Expenses

--

11,356

Marketable Securities (Note B)

96,030

55,984

Total Current Assets

$

296,429

$

292,578

Fixed Assets

Vehicles

15,774

--

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

20,681

20,681

Equipment Installation

49,044

49,044

Organization Costs

23,449

29,059

183,159

172,995

Accumulated Depreciation

(67,132)

(44,478)

Total Fixed Assets

116,027

128,517

Other Assets

Patents (Note C)

637,260

637,260

Research and Development

123,498

132,869

Deposits (Note I)

241,121

247,267

Total Other Assets

1,001,879

1,017,396

Total Assets

$

1,441,335

$

1,438,491

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

198,796

74,192

Accrued Payroll Taxes

18,114

9,539

Loans From Shareholders

719,472

70,635

Total Current Liabilities

936,382

154,366

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(3,044,092)

(2,236,480)

Accumulated Other Comprehensive Income

19,445

18,005

477,953

1,284,125

Total Liabilities and Stockholders’ Equity

$

1,414,335

$

1,438,491

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Cumulative

FOR THE

FROM

YEAR ENDED

MARCH 24, 1998

December 31

December 31

(INCEPTION) TO

Income

2003

2002

DECEMBER 31, 2003

Sales Turnover

$

--

$

164,488

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenue

9,907

--

14,030

Total Income

9,907

164,488

720,910

Operating Expenses

Research and Development

--

109,387

575,236

Patent Fees

180,723

109,863

521,474

Depreciation

134,317

185,591

480,943

Vehicle Expense

2,803

--

2,803

Staff Research

231,540

193,022

1,305,059

Payroll Taxes

31,559

30,421

61,980

General and Administrative

13,942

18,899

150,471

Office Expense

6,614

14,471

38,078

Management Fees

28,435

38,972

67,047

Small Materials and Supplies

--

--

69,490

Postage

769

253

1,409

Marketing and Advertising

5,865

4,404

11,522

Legal and Honoraries Fees

11,562

10,184

27,377

Audit Fees

10,000

9,140

27,959

Translation Fees

--

--

2,814

Insurance – Business

2,723

407

10,755

Promotions and Seminars

9,965

23,845

75,970

Telephone

1,258

2,880

7,925

Office Rent

92,566

75,596

141,168

Utilities

--

--

318

Repairs and Maintenance

430

299

1,741

Travel Expenses

29,142

28,969

101,989

Entertainment

17,258

--

17,258

Bank Charges

1,734

10,116

40,584

Other Financial Charges

--

24

43,464

Total Operating Expenses

813,205

866,743

3,785,194

Net Operating Income (Loss)

(803,298)

(702,255)

(3,064,284)

Other Income (Expense)

Interest Income

--

1,833

38,607

Insurance Indemnities

--

--

10,568

Other Taxes

(2,077)

(7,521)

(14,875)

Interest Expense

(2,237)

(2,203)

(14,108)

Total Other Income (Expense)

(4,314)

(7,891)

20,192

Net Income (Loss)

$

(807,612)

$

(710,146)

$

(3,044,092)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(27,669)

(14,793)

(39,572)

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

29,109

(24,932)

46,273

Net Other Comprehensive Income (Loss)

1,440

(39,725)

19,445

Net Income (Loss) per share (Note L)

$

(0.1073)

$

(0.0943)

$

(0.4044)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Cumulative

From

March 24, 1998

December 31

December 31

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2003

2002

December 31, 2003

Net Income

$

(807,612)

$

(510,148)

$

(3,044,092)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

134,317

185,591

339,739

Increase (decrease) in:

  Interest Receivable

(2,992)

(6,554)

(38,741)

  Accounts Receivable

176,989

(162,839)

--

  Prepaid Expenses

11,356

--

--

  Research and Development

(102,292)

(77,685)

(396,105)

Decrease (increase) in:

  Accounts Payable

124,604

13,017

198,796

Other Comprehensive Income

1,440

(39,725)

19,445

Surrender Value of Life Insurance

--

12,744

--

Accrued Payroll Taxes

8,575

9,539

18,114

Loans From Shareholders

648,837

70,635

719,472

  Net Cash Provided (Used) By Operating Activities

193,222

(505,425)

(2,183,372)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

6,146

(6,875)

(241,121)

Acquisition of Fixed Assets

(10,164)

(81,855)

(183,159)

Cash Used for Patent Acquisition

--

--

(673,260)

(Increase) decrease in Marketable Securities

(40,046)

571,391

(96,030)

Net Cash (Used) By Investing Activities

(44,064)

482,661

(1,157,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock

--

--

3,502,600

Net Cash (Used) By Financing Activities

--

--

3,502,600

NET INCREASE (DECREASE) IN CASH

149,158

(22,764)

161,658

CASH AT BEGINNING OF PERIOD

12,500

35,264

--

CASH AT END OF PERIOD

$

161,658

$

12,500

$

161,658

Cash Paid for Interest

2,367

2,237

14,187

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

11,110

--

11,110

Net Loss for period from March 24, 1998

to December 31, 1998

--

--

--

--

--

--

(146,292)

(146,292)

Balance as of December 31, 1998

1,000

1

7,527,485

7,528

3,075,055

11,110

(146,320)

2,947,374

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

--

--

--

Gain (Loss) in Marketable Securities

--

--

--

--

--

72,133

--

72,133

Net Loss for the year ending

  December 31, 1999

--

--

--

--

--

--

(213,165)

(213,165)

Balance as of December 31, 1999

--

--

--

--

--

--

--

2,806,342

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

37,544

--

37,544

Gain (Loss) in Marketable Securities

--

--

--

--

--

67,495

--

67,495

Net Loss for the year ending

 December 31, 2000

--

--

--

--

--

--

(329,387)

(329,387)

Balance as of December 31, 2000

--

--

--

--

--

--

--

2,581,995

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

(34,735)

--

(34,733)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(34,798)

--

(34,800)

Change in Value of Life Insurance

--

--

--

--

--

12,744

--

12,744

Addition of Assets/Equity from Acquisition

--

--

--

--

--

--

420,017

420,017

Net Loss for the year

  ending December 31, 2001

--

--

--

--

--

--

(1,111,226)

(1,111,226)

Balance as of December 31, 2001

--

--

--

--

--

--

--

1,833,998

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

(14,793)

--

(14,973)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(24,932)

--

(24,932)

Net Loss for the year ending

 December 31, 2002

--

--

--

--

--

--

(510,148)

(510,148)

Balance as of December 31, 2002

--

--

--

--

--

--

--

1,284,125

-- Other Comprehensive Income

Foreign Currency Translation Adjustments

--

--

--

--

--

(27,669)

--

(27,669)

Gain (Loss) in Marketable Securities

--

--

--

--

--

29,109

--

29,109

Net Loss for the year

  ending December 31, 2003

--

--

--

--

--

--

(807,612)

(807,612)

Balance as of December 31, 2003

--

--

--

--

--

--

--

477,953

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1)

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2003 and 2002, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2003 and 2002, totaled $5,865, and $4,404, respectively.

Principles of Consolidation

These consolidated financial statements are presented based on the generally accepted accounting principle of consolidation and merger. An acquisition of a company occurs when one enterprise pays cash, or issues stock or debt for all or part of the voting stock of another enterprise.  The acquired enterprise remains intact as a separate legal entity.  The parent-subsidiary relationship is accounted for aas a purchase, and it is referred to as an aciti0ons.  Consolidated statements present the results of operations and the financial position of a parent company and its subsidiaries essentially as if the group were a single enterprise with one or more branches or divisions.

The consolidated financial statements include the accounts of Meditecnic, Inc. and Meditecnic, S.A. Intercompany balances have been eliminated in these consolidated statements.

Stock

The Company has authorized common stock and has also authorized preferred stock (see Note H).

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2002 and for hedging relationships designated after June 30, 2002.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances).  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2002 and otherwise was effective and adopted by the Company in 2002.

In May 2005, the FSAB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations.  As of December 31, 2003, total Receivables were $0 for VAT (Value Added Tax) charged to customers at time of shipment.  As of December 31, 2002, total Receivables were $176,989.  There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements.  All amounts are based on actual costs incurred.

The receivables that total the amount on the balance sheet are from invoices issued to long time customers that are considered good credit risks and have a history of paying invoices within a reasonable length of time.  Therefore we have determined through analysis of past historical experience for this Company the allowance for bad debt would be less than one half of one percent (.5%) of the receivables listed on the books.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of December 31, 2003 and 2002 interest receivables were valued at $38,741 and $35,749.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for 2003 was $29,109 and the net loss in 2002 was $24,932.

NOTE E – FIXED ASSETS

The carrying values of fixed assets as of December 31, 2003 and 2002 were as follows:

2003

2002

Vehicles

$

15,774

$

0

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

20,681

20,681

Equipment Installation

49,044

49,044

Organization Costs

23,449

29,059

183,159

172,995

Accumulated Depreciation

(67,132)

(44,478)

$

116,027

$

128,517

Depreciation for the periods ended December 31, 2003 and 2002 is $22,654 and $10,813.

NOTE F – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date.  The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.

NOTE G – DEPOSITS

The Company paid CHF 400,000 ($258,550) in September 1999 and January 2000 as a deposit on purchase of Meditecnic, S.A., a non-affiliated research contractor.  As of September 12, 2002 the purchase was completed and Meditecnic, S.A. became a wholly owned subsidiary.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE G – DEPOSITS (continued)

In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2002 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2002.  Additional deposits were made in 2000 toward patent purchases in the amount of $159,814.  All deposits have been reclassified as patents as the patents from Meditecnic, SA were purchased by Meditecnic, Inc. prior to the completion of the stock purchase.

NOTE H - PATENTS

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

NOTE I - INCOME TAXES

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

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE J – RESEARCH AND DEVELOPMENT

Research and Development Costs are capitalized based on actual costs incurred.  Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year.  The balances in these account for the periods ending December 31, 2003 and 2002 are as follows:

2003

2002

Research and Development Costs

$

546,105

$

443,813

Accumulated Depreciation

(422,607)

(310,944)

$

123,498

$

132,869

Other Company sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2003 and 2002 research and development costs were $0 and $109,387, respectively.

NOTE K - NOTE RECEIVABLE

Note receivable is comprised on a note in the amount of $3,652,792 loaned in various increments beginning in April 2000 to Meditecnic, S.A. which at the time of the loan agreement was an unaffiliated company.  The Company is now a fully owned subsidiary of Meditecnic, Inc., which performs research and development for the Company.  The note is due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

As part of the consolidation process the receivables from Meditecnic, SA and the payables to Meditecnic, Inc. related to this footnote were eliminated.

NOTE L – ACCOUNTS PAYABLE

These accounts represent the actual costs of amounts due to Vendors and Supplies for goods and services received.  The amount due at December 31, 2003 was $198,796 and $74,192 at December 31, 2002.

NOTE M – ACCRUED PAYROLL TAXES

These accounts represent to actual amounts of unpaid payroll taxes as of the end of each period.  The amounts due at December 31, 2003 and 2002 are $18,114 and $9,539.

NOTE N – LONG TERM LIABLITIES/POSTPONED STOCKHOLDERS LOANS

The balances in this account as of December 31, 2003 and 2002 were $719,472, and $70,635.  These accounts consist of amounts due to stockholders, on which payments have been postponed.  As of the date of these financial statements, Management at Meditecnic is of the opinion that these amounts can be considered as a loss; only a return to a positive Net Stockholders Equity could liberate the postponed amounts.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE O - FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

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

NOTE P - STOCKHOLDERS' EQUITY

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

NOTE Q - COMMITMENTS

The Company has signed a contract with an individual to pay CHF 40,000 for the purchase of the technical and intellectual properties related to the Company's dental and endoscopic business.  The contract also calls for his assistance in the further development of the technology as much as possible over and unspecified period of time.

NOTE R – GOING CONCERN

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE R – GOING CONCERN (continued)

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

The Company has also loaned funds to Meditecnic SA prior to the exercising of the purchase agreement. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2000 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2001.  Due to the exercising of the subsidiary stock purchase the intercompany balances have been eliminated.

The Company had cash on hand and marketable securities of $257,688 at December 31, 2003, which is not believed to be sufficient to fund the Company's operations until at least the end of fiscal 2004.

NOTE S – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted – average number of common shares outstanding during each period is used to compute basic loss per share.

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2003 and 2002.

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 807,612	2003	.1073
7,527,485	$ 710,146	2002	.0943

NOTE T – ACQUISITION

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE T – ACQUISITION (continued)

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

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2003 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

Meditecnic, SA had assets valued at $420,017; therefore the Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) share of common stock on shares of Meditecnic, SA Corp still issued and outstanding had a value of .0558 cents per share at the date of acquisition.  Meditecnic, Inc. had assets on the books valuing Two Million Six Hundred Twenty Thousand Four Hundred Sixty Three (2,620,463) resulting in a stock value of .348 cents per share prior to the acquisition.

The acquisition resulted in an increase in the value of the outstanding Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock to a .404 cents per share.  This resulted in a reverse dilution of .056 cents per share equal to a.161 percent dilution.

Per the purchase option agreement all One Hundred (100) shares of stock were obtained from Meditecnic, S.A. when the option was exercised on June 6, 2002.  The Company stock was purchased at fair market value.  Therefore, these financial statements are presented as if the acquisition had occurred during the periods presented.

20