Form 10QSB/A
period 2004-03-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

March 31

December 31

ASSETS

2004

2003

Current Assets

Cash and Cash Equivalents

$

48,177

$

161,658

Interest Receivable

15,108

38,741

Accounts Receivable

(3,886)

--

Inventory

103,365

--

Prepaid Expenses

--

--

Marketable Securities (Note B)

25,240

96,030

Total Current Assets

$

188,004

$

296,429

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

38,980

20,681

Equipment Installation

43,362

49,044

Organization Costs

23,449

23,449

195,776

183,159

Accumulated Depreciation

(134,962)

(130,608)

Total Fixed Assets

60,814

52,551

Other Assets

Patents (Note C)

637,260

637,260

Research and Development

38,377

62,120

Deposits (Note I)

234,066

241,121

Total Other Assets

909,703

940,501

Total Assets

$

1.158,521

$

1,289,481

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

157,039

198,796

Accrued Payroll Taxes

--

18,114

Loans from Shareholders

829,472

719,472

Total Current Liabilities

986,511

936,382

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(3,370,766)

(3,165,980)

Accumulated Other Comprehensive Income

40,176

16,477

172,010

353,099

Total Liabilities and Stockholders’ Equity

$

1,158,521

$

1,289,481

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2004

Cumulative

March 31

March 31

1998 TO

Income

2004

2003

2004

Sales Turnover

$

--

$

--

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenue

51

2,477

14,081

Total Income

51

2,477

720,961

Operating Expenses

General and Administrative

4,000

10,595

263,205

Bank Charges

138

433

48,937

Audit Fees

--

2,500

30,475

Marketing and Advertising

4,285

1,466

16,165

Other Financial Charges

--

--

55,877

Legal and Honoraries

16,925

2,891

45,911

Research and Development

23,136

--

1,072,980

Translation Fees

--

--

3,619

Patent Fees

--

45,181

521,474

Travel

--

7,286

101,989

Depreciation

4,354

4,054

134,962

Amortization

15,438

29,525

470,913

Staff Research

41,384

57,885

820,361

Office Expenses

1,343

1,654

39,421

Vehicle Expense

1,704

--

4,507

Entertainment

--

4,315

17,258

Small Materials and Supplies

--

--

69,490

Postage and Delivery

301

192

1,710

Insurance – Business

4,507

681

15,262

Promotions and Seminars

6,660

2,491

82,630

Telephone

677

315

8,602

Office Rent

30,441

23,142

171,609

Utilities

--

--

318

Repairs and Maintenance

--

108

1,741

Payroll Taxes

37,149

7,900

99,129

Total Operating Expenses

192,442

202,614

4,098,545

Net Operating Income (Loss)

(192,391)

(200,137)

(3,377,584)

Other Income (Expense)

Interest Income

--

--

38,607

Insurance Indemnities

--

--

10,658

Interest Expense

(463)

(2,237)

(14,571)

Other Taxes

(11,933)

(519)

(27,786)

Total Other Income (Expense)

(12,396)

(2,756)

6,818

Net Income (Loss)

$

(204,787)

$

(202,893)

$

(3,370,766)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(16,517)

(6,917)

(56,166)

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

40,216

7,277

83,598

Net Comprehensive Income (Loss)

23,699

360

40,176

Net Income (Loss) per share

$

(0)

$

(0.0270)

$

--

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2004

Cumulative

March 31

March 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2004

2003

2004

Net Income

$

(204,787)

$

(202,893)

$

(3,370,766)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

4,354

4,054

134,964

Amortization

15,438

29,525

470,913

Increase (decrease) in:

  Interest Receivable

23,633

--

(15,108)

  Accounts Receivable

3,886

--

3,886

  Prepaid Expenses

--

--

--

  Inventory

(103,365)

--

(103,365)

  Research and Development

8,277

--

(509,318)

Increase (decrease) in:

  Accounts Payable

(41,757)

16,079

157,039

  Accrued Liabilities

(18,114)

(26,662)

--

Other Comprehensive Income

23,699

--

40,176

  Net Cash Provided (Used) By Operating Activities

(288,736)

(179,897)

(3,191,579)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

7,055

--

(234,068)

Cash Used of Patent Acquisition

--

(110,706)

(637,260)

Acquisition of Fixed Assets

(12,617)

--

(195,776)

Increase (decrease) in Marketable Securities

70,790

26,600

(25,213)

Net Cash (Used) By Investing Activities

65,288

(84,106)

(1,092,317)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

110,000

--

829,472

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

110,000

--

4,332,073

NET INCREASE (DECREASE) IN CASH

(113,508)

(264,003)

48,177

CASH AT BEGINNING OF PERIOD

161,685

740,278

--

CASH AT END OF PERIOD

$

48,177

$

476,275

$

48,177

Cash Paid for Interest

463

--

7,764

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2004

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31,  2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three months ended March31, 2004 and 2003, respectively. Our net loss was $204,787 and $202,893 for the three months ended March 31, 2004 and 2003, respectively.

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company had cash on hand and marketable securities of $73,417 at March 31, 2004, which is believed, together with loans from shareholders,  to be sufficient to fund the Company’s operations until at least the end of fiscal 2004. An additional $110,000 was loaned by shareholders in the quarter.

Information included in this  report  includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this registration statement constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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