Form 10QSB/A
period 2004-06-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

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

BALANCE SHEET

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

June 30

December 31

ASSETS

2004

2003

Current Assets

Cash and Cash Equivalents

$

99,789

$

161,658

Interest Receivable

37,245

38,741

Accounts Receivable

88,495

--

Prepaid Expenses

5,896

--

Marketable Securities

69,333

96,030

Total Current Assets

$

300,758

$

296,429

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

20,681

20,681

Equipment Installation

49,044

49,044

Organization Costs

26,254

23,449

185,964

183,159

Accumulated Depreciation

(52,586)

(130,608)

Total Fixed Assets

133,378

52,551

Other Assets

Patents

637,260

637,260

Research and Development (net of $341,483

  and $282,434 amortization

111,078

62,120

Refundable Deposits

244,195

241,121

Total Other Assets

992,533

940,501

Total Assets

$

1,426,669

$

1,289,481

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

136,494

198,796

Accrued Payroll Taxes

13,826

18,114

Loans from Shareholders

395,053

719,472

Total Current Liabilities

545,373

936,382

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(2,637,059)

(3,165,980)

Accumulated Other Comprehensive Income

15,755

16,477

881,296

353,099

Total Liabilities and Stockholders’ Equity

$

1,426,669

$

1,289,481

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

Income

2004

2003

2004

2003

JUNE 30, 2004

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

51

4,953

--

2,476

14,081

Total Income

51

4,953

--

2,476

720,961

Operating Expenses

General and Administrative

5,000

21,190

1,000

10,595

264,205

Bank Charges

348

865

210

432

49,147

Audit Fees

28,260

5,000

28,260

2,500

58,735

Marketing and Advertising

11,787

2,931

7,502

1,465

23,667

Other Financial Charges

--

--

--

--

55,877

Legal and Honoraries Fees

28,845

5,781

7,920

2,890

53,831

Research and Development

15,610

--

15,610

--

1,065,454

Translation Fees

--

--

--

--

3,619

Patent Fees

36,885

90,361

13,749

45,180

558,359

Travel

2,599

14,571

2,599

7,285

104,588

Depreciation

9,128

8,108

4,774

4,054

139,736

Amortization

35,001

59,049

19,563

29,524

490,476

Vehicle Expense

79,733

--

38,349

--

858,710

Entertainment

1,334

8,629

(9)

4,314

39,412

Staff Research

2,604

115,770

900

57,885

5,407

Office Expense

--

3,309

--

1,655

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

304

384

3

192

1,713

Insurance – Business

3,360

1,361

(1,147)

680

14,115

Promotions and Seminars

6,660

4,981

--

2,490

82,630

Telephone

5,392

360

4,715

315

13,317

Office Rent

50,105

46,287

19,664

23,415

191,273

Utilities

--

--

--

--

318

Repairs and Maintenance

--

217

--

109

1,741

Payroll Taxes

36,662

15,799

(487)

7,899

98,642

Total Operating Expenses

355,617

405,223

163,175

202,609

4,261,720

Net Operating Income (Loss)

(355,566)

(400,270)

(163,175)

(200,133)

(3,540,759)

Other Income (Expense)

Interest Income

--

--

--

--

38,607

Interest Expense

(1,324)

(2,237)

(861)

--

(15,432)

Insurance Indemnities

--

--

--

--

10,568

Business Taxes

(12,019)

(1,039)

(86)

(520)

(27,872)

Total Other Income (Expense)

(13,343)

(3,276)

(947)

(520)

5,871

Net Income (Loss)

$

(368,909)

$

(403,546)

$

(164,122)

$

(200,653)

$

(3,534,888)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(12,398)

(13,837)

4,119

(6,920)

(52,047)

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

40,216

14,555

--

7,278

83,598

Net Other Comprehensive Income (Loss)

27,818

718

4,119

358

44,295

Net Income (Loss) per share

$

(0.0490)

$

(0.0536)

$

(0.0218)

$

(0.0267)

$

(0.4696)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2004

2003

2004

2003

JUNE 30, 2004

Net Income

$

(368,909)

$

(403,546)

$

(164,122)

$

(200,653)

$

(3,534,888)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

9,128

8,108

4,774

4,054

139,736

Amortization

35,001

59,049

19,563

29,524

490,476

Increase (decrease) in:

Interest Receivable

23,633

(1,496)

--

(748)

(15,108)

Accounts Receivable

(2,928)

88,494

(6,814)

44,247

(2,928)

Prepaid Expenses

--

5,460

--

2,621

--

Inventory

(104,116)

--

(751)

--

(104,116)

Research and Development

(26,200)

(53,033)

(34,477)

(24,963)

(543,768)

Decrease (increase) in:

Accounts Payable

(13,618)

62,302

28,139

31,151

185,178

Accrued Liabilities

(18,114)

4,287

--

2,143

--

Other Comprehensive Income

27,818

718

4,119

358

44,295

  Net Cash Provided (Used) By Operating Activities

(438,305)

(229,657)

(149,569)

(112,266)

(3,341,123)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

7,055

3,072

--

1,536

(234,068)

Surrender Value of Life Insurance

--

--

--

--

--

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

(Acquisition) Disposal of Fixed Assets

(14,039)

2,805

(1,422)

1,403

(197,198)

(Increase) decrease in Marketable Securities

70,606

(13,349)

(184)

(13,349)

(25,424)

  Net Cash (Used) By Investing Activities

63,622

(7,472)

(1,606)

(10,410)

(1,093,949)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

261,571

324,418

151,571

162,209

981,043

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

261,571

324,418

151,571

162,209

4,483,645

NET INCREASE (DECREASE) IN CASH

(113,112)

87,289

396

39,533

48,573

CASH AT BEGINNING OF PERIOD

161,685

12,500

48,177

60,256

--

CASH AT END OF PERIOD

$

48,573

$

99,789

$

48,573

$

99,789

$

48,573

Cash Paid for Interest

1,324

--

861

--

14,918

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2004

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three and six months ended June 30,  2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in 2004 or 2003. Our net loss was $____ and _____ for the three and six months ended June 30, 2004, compared to a net loss of  $______ and ________ for the three and six months ended June 30, 2003. The_______________________.

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

The Company had cash on hand and marketable securities of $_________ at June 30, 2004, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2004.

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