Form 10QSB/A
period 2004-09-30
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

BALANCE SHEET

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

September 30

December 31

ASSETS

2004

2003

Current Assets

Cash and Cash Equivalents

$

16,356

$

161,658

Interest Receivable

15,107

38,741

Accounts Receivable

262

--

Inventory

103,740

--

Marketable Securities

22,855

96,030

Total Current Assets

$

158,320

$

296,429

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

40,402

20,681

Equipment Installation

43,362

49,044

Organization Costs

23,449

23,449

197,198

183,159

Accumulated Depreciation

(144,510)

(130,608)

Total Fixed Assets

52,688

52,551

Other Assets

Patents

637,260

637,260

Research and Development

--

62,120

Refundable Deposits

234,066

241,121

Total Other Assets

871,326

940,501

Total Assets

$

1,082,334

$

1,289,481

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

153,586

198,796

Accrued Payroll Taxes

--

18,114

Loans from Shareholders

1,105,103

719,472

Total Current Liabilities

1,258,689

936,382

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(3,696,666)

(3,165,980)

Accumulated Other Comprehensive Income

17,711

16,477

(176,355)

353,099

Total Liabilities and Stockholders’ Equity

$

1,082,334

$

1,289,481

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

Income

2004

2003

2004

2003

SEPTEMBER 30, 2004

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

51

7,429

--

2,476

14,081

Total Income

51

7,429

--

2,476

720,961

Operating Expenses

General and Administrative

10,500

35,470

10,594

22,402

248,612

Bank Charges

913

5,853

435

4,263

48,365

Audit Fees

38,260

8,020

2,500

1,120

27,975

Marketing and Advertising

3,284

3,303

1,467

1,101

10,413

Other Financial Charges

1,041

24

--

(28)

55,877

Legal and Honoraries Fees

47,130

5,092

2,891

5,092

26,096

Research and Development

--

57,042

--

2,347

1,049,844

Translation Fees

--

--

--

--

3,619

Patent Fees

76,388

87,026

45,181

22,838

476,293

Travel

7,813

21,669

7,286

7,243

94,704

Depreciation

13,902

12,162

4,054

4,054

56,640

Amortization

58,513

127,032

29,526

42,344

371,009

Staff Research

134,306

78,100

57,885

14,923

721,092

Office Expense

1,540

10,854

1,655

3,618

36,428

Vehicle Expense

4,433

--

--

--

--

Entertainment

--

--

4,314

--

12,943

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

311

189

192

63

1,216

Insurance

1,716

306

680

102

10,073

Promotions and Seminars

6,953

17,883

2,490

5,961

73,476

Telephone

6,123

2,160

315

720

7,612

Office Rent

69,553

19,197

23,145

6,399

118,034

Utilities

--

--

--

--

318

Repairs and Maintenance

--

224

109

74

1,637

Payroll Taxes

28,921

22,815

7,899

7,605

54,119

Total Operating Expenses

511,600

514,421

202,618

152,241

3,575,885

Net Operating Income (Loss)

(511,549)

(389,833)

(200,142)

(112,341)

(2,857,453)

Other Income (Expense)

Interest Income

--

1,833

--

(208)

38,607

Interest Expense

(1,788)

(1,653)

--

(551)

(14,108)

Insurance Indemnities

--

--

--

--

10,568

Other Taxes

(17,350)

(4,662)

(520)

(1,880)

(15,335)

Total Other Income (Expense)

(19,138)

(4,482)

(520)

(2,639)

19,732

Net Income (Loss)

$

(530,687)

$

(394,315)

$

(200,662)

$

(114,980)

$

(2,837,721)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(14,320)

(9,989)

(4,804)

(4,804)

(30,621)

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

15,554

(15,941)

7,278

(8,991)

36,106

Net Comprehensive Income (Loss)

1,234

(25,930)

2,474

(13,795)

18,229

Net Income (Loss) per share

$

(0.0705)

$

(0.0524)

$

(0.0267)

$

(0.0153)

$

(0.3770)

Net Operating Income (Loss)

(51)

7,429

--

2,476

720,961

Other Income (Expense)

Interest Income

--

20,456

--

7,860

36,774

Interest Expense

--

(4,772)

--

(9)

(7,301)

Other Taxes

(4,662)

(4,772)

--

(9)

(4,662)

Total Other Income (Expense)

(4,662)

10,912

--

7,842

24,811

Net Income (Loss)

$

(4,611)

$

18,341

$

--

$

10,318

$

745,772

Other Comprehensive Income (Loss)

Gain in Marketable Securities

(35,700)

19,693

(21,980)

830

38,304

Exchange Adjustment

(5,537)

--

112

--

31,998

Net Other Comprehensive Income (Loss)

(41,237)

19,693

(21,868)

830

70,302

Net Income (Loss) per share

$

(0.0006)

$

(0.0024)

$

--

$

(0.0014)

$

(0.0991)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE NINE

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2004

2003

2004

2003

SEPTEMBER 30, 2004

Net Income

$

(530,687)

$

(604,208)

$

(161,778)

$

(200,662)

$

(3,696,666)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

13,902

12,162

4,774

4,054

144,510

Amortization

58,513

88,575

23,512

29,526

513,988

Increase (decrease) in:

Interest Receivable

23,633

34,253

--

35,749

(15,108)

Accounts Receivable

(262)

132,741

2,666

44,247

(262)

Prepaid Expenses

--

11,356

--

5,896

--

Inventory

(103,740)

--

376

--

(103,740)

Research and Development

3,580

(114,903)

29,780

(61,870)

(513,988)

Decrease (increase) in:

Accounts Payable

(45,210)

93,453

(31,592)

31,151

153,586

Other Comprehensive Income

1,234

3,192

(26,584)

2,474

17,711

Accrued Liabilities

(18,114)

6,431

--

2,144

--

  Net Cash Provided (Used) By Operating Activities

(597,151)

(336,948)

(158,846)

(107,291)

(3,499,968)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

7,055

6,146

--

3,074

(234,068)

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

Acquisition of Fixed Assets

(14,039)

4,208

--

1,403

(197,198)

(Increase) decrease in Marketable Securities

73,175

(40,046)

2,569

(26,697)

(22,855)

  Net Cash (Used) By Investing Activities

66,191

(26,692)

2,569

(22,220)

(1,091,381)

Loans From Shareholders

385,631

486,628

124,060

162,210

1,105,103

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

385,631

486,628

124,060

162,210

4,607,705

NET INCREASE (DECREASE) IN CASH

(145,239)

119,988

(32,217)

32,699

16,356

CASH AT BEGINNING OF PERIOD

161,685

12,500

48,573

99,789

--

CASH AT END OF PERIOD

$

16,356

$

132,488

$

16,356

$

132,488

$

16,356

Cash Paid for Interest

--

--

--

--

7,301

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2004

Item 1.       Comments

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three and nine months ended September 30,  2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2003.  The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and nine months ended September 30, 2004 and in the three and nine months ended September 30, 2003. Our net loss was $200,662 and $530,687 in the three and nine months ended September 30, 2004, compared to  $114,980 and $394,315 for the three and six months ended September 30, 2003. The increase primarily was due to increases in staff research and office rent.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by loans from shareholders, including  $385,631 loaned in the nine months ended September 30, 2004.

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