Form 10KSB/A
period 2004-12-31
Meditecnic, Inc.
filed 2008-10-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year: _________

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2004:

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

Catheters and Cannulas

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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

(b)

Holders

As of December 31, 2004, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2004.

There were no Company repurchases of common stock during the year ended December 31, 2004.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2004.

(f)

Sales of Unregistered Securities during the year ended December 31, 2004.

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

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no sales in 2004 or 2003. Our net loss in 2004 of $718,308 compares to a net loss of $932,466  in 2003, primarily due to a reduction in staff research and patent fees.

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

The Company is in the research and development stage of its products. We do not expect significant revenues in the near future.

The Company had cash on hand and marketable securities of $112,049 at December 31, 2004, which, together with shareholder loans,  is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2004. In fiscal 2004 shareholders loaned $698,845 to the Company. These loans are due on demand.

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

On December 27, 2007, the Registrant engaged The Blackwing Group, LLC as its independent auditor. This engagement was approved by the Board of Directors. Due to the length of time since the financial statements were not audited, and the fact that CBA was no longer in business, and could not supply The Blackwing Group LLC with any information regarding the prior audits, the Registrant determined to cause its financial statements to be reaudited for fiscal 1999 and 2000, and the periodic reports amended for those periods.

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

Name

Age

Position

Bernard Arbalet

62

President

Luc Badel

65

Treasurer and Director

Mr. Arbulet has been President of Meditecnic since 2004. He has been a medical doctor specializing in family practice since 1975 in Ermenonville, France.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review fees during for the fiscal year ended December 31, 2004.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2004 were performed by persons other than the above accounting firm’s full time employees.

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

Treasurer (Principal Accounting and Financial

Officer ) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2004 AND 2003

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

INDEPENDENT AUDITOR’S REPORT

FINANCIAL STATEMENTS

         Consolidated Balance Sheets

2

         Consolidated Statements of Operations

3

         Consolidated Statements of Cash Flows

4

         Consolidated Statements of Stockholders’ Equity

5-7

         Notes to Financial Statements

8-18

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

Dana Point, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2004 and 2003, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Independence, Missouri

March 2, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2004 AND 2003

December 31

December 31

ASSETS

2004

2003

Current Assets

Cash and Cash Equivalents

$

91,762

$

161,685

Interest Receivable (Note C)

--

38,741

Accounts Receivable (Note B)

(2,405)

--

Inventory

103,363

--

Prepaid Expenses (Note F)

--

--

Marketable Securities (Note D)

20,287

96,003

Total Current Assets

$

213,007

$

296,429

Fixed Assets (Note E)

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

40,402

20,681

Equipment Installation

43,362

49,044

Organization Costs

23,449

23,449

197,198

183,159

Accumulated Depreciation

(149,284)

(130,608)

Total Fixed Assets

47,914

52,551

Other Assets

Patents (Note H)

637,260

637,260

Deposits (Note G)

234,066

241,121

Research and Development (Note J)

    (net of $537,502 and $455,475 amortization)

77,844

62,120

Total Other Assets

949,170

940,501

Total Assets

$

1,210,091

$

1,289,481

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable (Note L)

157,012

198,796

Accrued Payroll Taxes (Note M)

526

18,114

Total Current Liabilities

157,538

216,910

Long Term Liabilities

Loans From Shareholders (Note N)

1,418,317

719,472

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(3,884,287)

(3,165,979)

Accumulated Other Comprehensive Income

15,923

16,477

(365,764)

353,099

Total Liabilities and Stockholders’ Equity

$

1,210,091

$

1,289,481

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED

December 31

December 31

Income

2004

2003

Sales Turnover

$

--

$

--

Research and Development

--

--

Realization of Patents

--

--

Other Revenue

--

9,907

Total Income

--

9,907

Operating Expenses

General and Administrative

16,000

42,377

Bank Charges

1,197

1,734

Audit Fees

48,260

10,000

Marketing and Advertising

3,284

5,865

Other Financial Charges

1,311

--

Legal and Honoraries Fees

59,980

11,562

Research and Development

--

--

Translation Fees

--

--

Patent Fees

115,891

180,723

Travel Expenses

26,458

29,142

Depreciation

18,676

86,130

Amortization

82,027

173,041

Staff Research

188,878

231,540

Office Expense

1,747

6,614

Vehicle Expense

4,992

2,803

Entertainment

--

17,258

Small Materials and Supplies

--

--

Postage

318

769

Insurance – Business

75

2,723

Promotions and Seminars

7,246

9,965

Telephone

6,854

1,258

Office Rent

89,001

92,566

Utilities

--

--

Repairs and Maintenance

--

430

Payroll Taxes

21,181

31,559

Total Operating Expenses

693,376

938,059

Net Operating Income (Loss)

(693,376)

(928,152)

Other Income (Expense)

Interest Income

--

--

Insurance Indemnities

--

--

Other Taxes

(22,681)

(2,077)

Interest Expense

(2,251)

(2,237)

Total Other Income (Expense)

(24,932)

(4,314)

Net Income (Loss)

$

(718,308)

$

(932,466)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

8,554

(27,669)

Change in Value of Life Insurance

--

--

Gain (Loss) in Marketable Securities

(9,108)

29,109

Net Other Comprehensive Income (Loss)

(554)

1,440

Net Income (Loss) per share (Note L)

$

(0.0954)

$

(0.1239)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED

December 31

December 31

CASH FLOWS FROM OPERATING ACTIVITIES

2004

2003

Net income

$

(718,308)

$

(932,466)

Adjustments to reconcile net income to net cash provided

  By operating activities

Depreciation

18,676

86,130

Amortization

82,027

173,041

Increase (decrease) in:

  Interest Receivable

38,741

(2,992)

  Accounts Receivable (Note B)

2,405

176,989

  Inventory

(103,363)

--

  Prepaid Expenses

--

11,356

  Research and Development

(97,751)

(102,292)

Decrease (increase) in:

  Accounts Payable (Note L)

(41,784)

124,604

  Other Comprehensive Income

(554)

1,440

  Accrued Payroll Taxes (Note M)

(17,588)

8,575

      Net Cash Provided (Used) By Operating Activities

(837,499)

(455,615)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

7,055

6,146

Acquisition of Fixed Assets

(124,039)

(10,164)

Cash Used for Patent Acquisition

--

--

(Increase) decrease in Marketable Securities

75,715

(40,019)

    Net Cash (Used) By Investing Activities

68,731

(44,037)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders (Note N)

698,845

648,837

Sale of Common Stock

--

--

     Net Cash (Used By Financing Activities

698,845

648,837

    NET INCREASE (DECREASE) IN CASH

(69,923

149,185

CASH AT BEGINNING OF PERIOD

161,685

12,500

CASH AT END OF PERIOD

$

91,762

$

161,685

Cash Paid for Interest

2,251

2,367

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

(11,110)

--

11,110

Net Loss for period from March 24, 1998

to December 31, 1998

--

--

--

--

--

--

(146,292)

(146,292)

Balance as of December 31, 1998

1,000

1

7,527,485

7,528

3,075,055

(11,110)

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

2,581,995

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(34,735)

--

(34,735)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(34,798)

--

(34,798)

Change in Value of Life Insurance

12,744

12,744

Addition of Assets/Equity from Acquisition

--

--

--

--

--

--

420,017

420,017

Net Loss for the year

  ending December 31, 2001

--

--

--

--

--

--

(1,111,226)

(1,111,226)

Balance as of December 31, 2001

1,833,998

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(14,793)

--

(14,793)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(24,932)

--

(24,932)

Net Loss for the year

  ending December 31, 2002

--

--

--

--

--

--

(510,148)

(510,148)

Balance as of December 31, 2002

1,284,125

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(27,669)

--

(27,669)

Gain (Loss) in Marketable Securities

--

--

--

--

--

29,109

--

29,109

Net Loss for the year

  ending December 31, 2003

--

--

--

--

--

--

(932,466)

(932,466)

Balance as of December 31, 2003

353,099

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(8,554)

--

8,554

Gain (Loss) in Marketable Securities

--

--

--

--

--

(9,108)

--

(9,108)

Net Loss for the year

  ending December 31, 2004

--

--

--

--

--

--

(718,308)

(718,308)

Balance as of December 31, 2004

365,764

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2003 and 2004, totaled $5,865, and $3,284, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Recently Issued Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances).  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of change sin accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations.  As of December 31, 2004, total Receivables were negative $2,405, which resulted from overpayment by customers, this overpayment was refunded in 2005.  As of December 31, 2003, total Receivables were $0.  There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements.  All amounts are based on actual costs incurred.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of December 31, 2004 and 2003 interest receivables were valued at $0 and $38,741.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for 2003 was $29,109 and the net loss in 2004 was $9,108.

NOTE E – FIXED ASSETS

The carrying values of fixed assets as of December 31, 2004 and 2003 were as follows:

2004

2003

Vehicles

$

15,774

$

15,744

Office Furniture

17,871

17,871

Office Equipment

56,340

56,340

Data Processing Equipment

40,402

20,681

Equipment Installation

43,362

49,044

Organization Costs

23,449

23,449

197,198

183,159

Accumulated Depreciation

(149,284)

(130,609)

$

47,914

$

52,551

Depreciation for the periods ended December 31, 2004 and 2003 is $18,676 and $86,130.

NOTE F – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date.  The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.

NOTE G  - DEPOSITS

The Company paid CHF 400,000 ($258,550) in September 1999 and January 2000 as a deposit on purchase of Meditecnic, S.A., a non-affiliated research contractor.  As of September 12, 2002 the purchase was completed and Meditecnic, S.A. became a wholly owned subsidiary.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE G  - DEPOSITS (continued)

In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2003 ($38,346) and a CHF 100,000 ($60,390) for the purchase of an additional patent in February 2001.  Additional deposits were made in 2000 toward patent purchases in the amount of $159,814.  All deposits have been classified as patent deposits as the patents from Meditecnic, SA were purchased by Meditecnic, Inc., prior to the completion of the stock purchase.

NOTE H – PATENTS

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2004 and 2003 there were no deferred tax liabilities or assets. As of December 31, 2003, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE J – RESEARCH AND DEVELOPMENT

Research and Development Costs are capitalized on actual costs incurred.  Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year.  The balances in these accounts for the periods ending December 31, 2004 and 2003 are as follows:

2004

2003

Research and Development Costs

$

615,346

$

517,595

Accumulated Depreciation

(537,502)

(455,475)

$

77,844

$

62,120

Other Company sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2004 and 2003 research and development costs were $0 and $0, respectively.

NOTE K – NOTE RECEIVABLE

Note receivable is comprised on a note in the amount of $3,199,592 loaned in various increments beginning in April 2000 to Meditecnic, S.A., which at the time of the loan agreement was an unaffiliated company.   The Company is now a fully owned subsidiary of Meditecnic, Inc., which performs research and development for the Company.  The note was due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

As part of the consolidation process the receivables from Meditecnic, SA and the payables to Meditecnic, Inc. related to this footnote were eliminated.

NOTE L – ACCOUNTS PAYABLE

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received.  The amount due at December 31, 2004 was $157,012 and $198,796 at December 31, 2003.

NOTE M – ACCRUED PAYROLL TAXES

These accounts represent the actual amounts of unpaid payroll taxes as of the end of each period.  The amounts due at December 31, 2004 and 2003 are $526 and $18,114.

NOTE N – LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS

The balances in this account as of December 31, 2004 and 2003 were $1,418,317 and $719,742.  These accounts consist of amounts due to stockholders, on which payments have been postponed.  As of the date of these financial statements, Management at Meditecnic is of the opinion that these amounts can be considered as a loss; only a return to a positive Net Stockholders Equity could liberate the postponed amounts.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

When the Company changed domicile to Nevada, the capital structure was changed to authorize Fifty Million (50,000,000) shares of common stock,, $.001 par value, and Ten Million (10,000,000) shares of preferred stock,  $.001 par value.  One Thousand (1,000) shares of preferred stock have been designed as Class A with the following rights and privileges:

                           - no rights to dividends

                           - no redemption value

                           - liquidation limited to $.01 per share

                           - rights (as a whole) to vote 2/3 (two thirds)

of the  members of the  board  of  directors

-

no  conversion  rights

-

restrictions on transferability

NOTE Q – COMMITMENTS

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

The Company had cash on hand and marketable securities of $112,049 at December 31, 2004, which is believed to be sufficient to fund the Company's operations until at least the end of fiscal 2005.

NOTE S - NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share.

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2004 and 2003.

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 718,308	2004	.0954
7,527,485	$ 932,466	2003	.1239

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2004 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

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

The acquisition resulted in an increase in the value of the outstanding Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Give (7,527,485) shares of common stock to .404 cents per share.  This resulted in a reverse dilution of .056 cents per share equal to a .161 percent dilution.

Per the purchase option agreement all One Hundred (100) shares of stock were obtained from Meditecnic, S.A. when the option was exercised on June 6, 2002.  The Company stock was purchased at fair market value.  Therefore, these financial statements are presented as if the acquisition had occurred during the periods presented.