Form 10-Q
period 2005-03-31
Meditecnic, Inc.
filed 2008-11-07
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

BALANCE SHEET

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

March 31

December 31

ASSETS

2005

2004

Current Assets

Cash and Cash Equivalents

$

20,073

$

91,762

Accounts Receivable

19,692

(2,405)

Inventory

110,398

103,363

Prepaid Expenses

--

--

Marketable Securities (Note B)

20,539

20,287

Total Current Assets

$

170,702

$

213,007

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

39,230

56,340

Data Processing Equipment

--

40,402

Equipment Installation

--

43,362

Organization Costs

--

23,449

72,875

197,198

Accumulated Depreciation

(45,323)

(149,284)

Total Fixed Assets

27,552

47,914

Other Assets

Patents (Note C)

637,260

637,260

Research and Development

55,112

77,844

Deposits (Note I)

234,066

234,066

Total Other Assets

926,438

949,170

Total Assets

$

1.124,692

$

1,210,091

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

150,448

157,012

Deferred Revenues

40,265

--

Accrued Payroll Taxes

--

526

Loans from Shareholders

1,438,987

1,418,317

Total Current Liabilities

1,629,700

1,575,855

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,056,268)

(3,884,287)

Accumulated Other Comprehensive Income

48,660

15,923

(505,008)

(365,764)

Total Liabilities and Stockholders’ Equity

$

1,124,692

$

1,210,091

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2005

Cumulative

March 31

March 31

1998 TO

Income

2005

2004

2005

Sales Turnover

$

--

$

--

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenue

--

51

14,030

Total Income

--

51

720,910

Operating Expenses

General and Administrative

14,690

4,000

289,895

Bank Charges

208

138

50,204

Audit Fees

--

--

78,735

Marketing and Advertising

556

4,285

15,720

Other Financial Charges

1

--

57,189

Legal and Honoraries

17,221

16,925

106,187

Research and Development

--

--

1,049,844

Translation Fees

--

--

3,619

Patent Fees

32,164

23,136

669,529

Travel

676

--

129,123

Depreciation

2,889

4,354

45,323

Amortization

17,393

15,438

554,895

Staff Research

62,769

41,384

1,030,624

Office Expenses

5,875

1,343

45,700

Vehicle Expense

1,563

1,704

9,358

Entertainment

--

--

17,258

Small Materials and Supplies

--

--

69,490

Postage and Delivery

73

301

1,800

Insurance – Business

3,613

4,507

14,443

Promotions and Seminars

--

6,660

83,216

Telephone

566

677

15,345

Office Rent

19,845

30,441

250,014

Utilities

--

--

318

Repairs and Maintenance

--

--

1,741

Payroll Taxes

45,510

37,149

128,671

Total Operating Expenses

225,612

192,442

4,718,241

Net Operating Income (Loss)

(225,612)

(192,391)

(3,997,331)

Other Income (Expense)

Interest Income

--

--

38,607

Insurance Indemnities

--

--

10,658

Loss on Disposal of Assets

(51,763)

--

(51,763)

Interest Expense

--

(463)

(38,534)

Other Taxes

(1,456)

(11,933)

(17,815)

Total Other Income (Expense)

(53,219)

(12,396)

(58,937)

Net Income (Loss)

$

(278,831)

$

(204,787)

$

(4,056,268)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

32,737

(16,517)

1,642

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

--

40,216

34,274

Net Comprehensive Income (Loss)

32,737

23,699

48,660

Net Income (Loss) per share

$

(0.0370)

$

(0.0272)

$

--

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2005

Cumulative

March 31

March 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2005

2004

2005

Net Income

$

(278,831)

$

(204,787)

$

(4,056,268)

Adjustments to reconcile net income to net cash provided

by operating activities

Depreciation

103,961

4,354

45,323

Amortization

35,198

15,438

554,895

Increase (decrease) in:

  Interest Receivable

--

23,633

--

  Accounts Receivable

(22,097)

3,886

(19,692)

  Prepaid Expenses

--

--

--

  Inventory

(7,035)

(103,365)

(110,398)

  Research and Development

(12,466)

8,277

(627,812)

Increase (decrease) in:

  Accounts Payable

(6,564)

(41,757)

150,448

  Accrued Liabilities

(526)

(18,114)

--

  Deferred Revenues

40,265

--

40,265

Other Comprehensive Income

32,737

23,699

48,660

  Net Cash Provided (Used) By Operating Activities

(115,358)

(288,736)

(3,974,579)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

7,055

(234,066)

Acquisition of Fixed Assets

--

(12,617)

(72,875)

Cash Used of Patent Acquisition

--

--

(637,260)

Disposal of Fixed Assets

23,521

--

17,805

Increase (decrease) in Marketable Securities

(252)

70,790

(20,540)

Net Cash (Used) By Investing Activities

22,999

65,228

(946,936)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

20,670

110,000

1,438,987

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

20,670

110,000

4,941,588

NET INCREASE (DECREASE) IN CASH

(71,689)

(113,508)

20,073

CASH AT BEGINNING OF PERIOD

91,762

161,685

--

CASH AT END OF PERIOD

$

20,073

$

48,177

$

20,073

Cash Paid for Interest

--

463

16,438

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  ended March 31, 2005 and 2004, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the three months  ended March 31, 2005 and 2004 totaled $556, and $4,285, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of March 31, 2005 and 2004, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for the three months ended March 31, 2005 was $0 and for 2004 was $40,216.

NOTE E – FIXED ASSETS

Fixed assets consist of vehicles, officer equipment and furniture and organization costs less depreciation.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of March 31, 2005 and 2004 there were no deferred tax liabilities or assets. As of March 31, 2005, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

NOTE N – LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS

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

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three months ended March 31, 2005 and 2004, respectively. Our net loss was $278,831 and $204,787 for the three months ended March 31, 2005 and 2004, respectively. Losses will continue until we are able to successfully market our products, which are under development.

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company had cash on hand and marketable securities of $40,612 at March 31, 2005, which is believed, together with loans from shareholders, to be sufficient to fund the Company’s operations until at least the end of fiscal 2005. An additional $20,670 was loaned by shareholders in the quarter.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

CHANGES IN SECURITIES - None

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

-

31

31.1 Certification of the Chief Executive  Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDITECNIC, INC.

Date:

November 6, 2008

By:/s/ Luc Badel

Luc Badel

Treasurer (chief financial officer

and accounting officer and duly

authorized officer)