Form 10-Q
period 2005-06-30
Meditecnic, Inc.
filed 2008-11-07
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

BALANCE SHEET

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

June 30

December 31

ASSETS

2005

2004

Current Assets

Cash and Cash Equivalents

$

45,266

$

91,762

Interest Receivable

--

--

Accounts Receivable

5,030

(2,405)

Inventory

103,907

103,363

Marketable Securities (Note B)

19,331

20,287

Total Current Assets

$

173,534

$

213,007

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

34,945

56,340

Data Processing Equipment

--

40,402

Equipment Installation

--

43,362

Organization Costs

--

23,449

68,590

197,198

Accumulated Depreciation

(44,430)

(149,284)

Total Fixed Assets

24,160

47,914

Other Assets

Patents

637,260

637,260

Research and Development

134,553

77,844

Patent Deposits

234,066

234,066

Total Other Assets

1,005,879

949,170

Total Assets

$

1.203,573

$

1,210,091

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

164,645

157,012

Deferred Revenues

134,555

--

Accrued Payroll Taxes

--

526

Loans from Shareholders

1,563,204

1,418,317

Total Current Liabilities

1,862,404

1,575,855

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,217,337)

(3,884,287)

Accumulated Other Comprehensive Income

55,906

15,923

(658,831)

(365,764)

Total Liabilities and Stockholders’ Equity

$

1,203,573

$

1,210,091

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

Income

2005

2004

2005

2004

JUNE 30, 2005

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

--

51

--

--

14,030

Total Income

--

51

--

--

720,910

Operating Expenses

General and Administrative

18,690

5,000

4,000

1,000

293,895

Bank Charges

577

348

369

210

50,573

Audit Fees

--

28,260

--

28,260

78,735

Marketing and Advertising

524

11,787

(32)

7,502

15,688

Other Financial Charges

350

--

349

--

57,538

Legal and Honoraries Fees

25,735

24,845

8,514

7,920

114,701

Research and Development

--

15,610

--

15,610

1,049,844

Translation Fees

--

--

--

--

3,619

Patent Fees

82,730

36,885

50,566

13,749

720,095

Travel

1,387

2,599

711

2,599

129,834

Depreciation

1,996

9,128

(893)

4,774

44,430

Amortization

18,841

35,001

1,448

19,563

556,343

Staff Research

118,601

79,733

55,832

38,349

1,086,456

Office Expense

5,988

1,334

113

(9)

45,813

Vehicle Expense

3,165

2,604

1,602

900

10,960

Entertainment

--

--

--

--

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

136

304

63

3

1,863

Insurance – Business

3,401

3,360

(212)

(1,147)

14,231

Promotions and Seminars

--

6,660

--

--

83,216

Telephone

960

5,392

394

4,715

15,739

Office Rent

33,884

50,105

14,039

19,664

264,053

Utilities

--

--

--

--

318

Repairs and Maintenance

--

--

--

--

1,741

Payroll Taxes

50,075

36,662

4,565

(487)

133,236

Total Operating Expenses

367,040

355,617

141,428

163,175

4,859,669

Net Operating Income (Loss)

(367,040)

(355,566)

(141,428)

(163,175)

(4,138,759)

Other Income (Expense)

Interest Income

--

--

--

--

38,607

Interest Expense

--

(1,324)

--

(861)

(38,534)

Loss on Disposal of Assets

(71,490)

--

(19,727)

--

(71,490)

Insurance Indemnities

--

--

--

--

10,568

Business Taxes

(1,370)

(12,019)

86

(86)

(17,729)

Total Other Income (Expense)

(72,860)

(13,343)

(19,641)

(947)

(78,578)

Net Income (Loss)

$

(439,900)

$

(368,909)

$

(161,069)

$

(164,122)

$

(4,217,337)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

46,033

(12,398)

13,296

4,119

14,938

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

(6,050)

40,216

(6,050)

--

28,224

Net Comprehensive Income (Loss)

39,983

27,818

7,246

4,119

55,906

Net Income (Loss) per share

$

(0.0584)

$

(0.0490)

$

(0.0214)

$

(0.0218)

$

(0.5603)

See accompanying Notes to Financial Statements

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2005

2004

2005

2004

JUNE 30, 2005

Net Income

$

(439,900)

$

(368,909)

$

(161,069)

$

(164,122)

$

(4,217,337)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

103,068

9,128

(893)

4,774

44,430

Amortization

36,646

35,001

1,448

19,563

552,060

Increase (decrease) in:

Interest Receivable

--

23,633

--

--

--

Accounts Receivable

(7,435)

(2,928)

14,662

(6,814)

(5,030)

Prepaid Expenses

--

--

--

--

--

Inventory

(544)

(104,116)

6,491

(751)

(103,907)

Research and Development

(69,343)

(26,200)

(56,877)

(34,477)

(684,689)

Decrease (increase) in:

Accounts Payable

7,633

(113,618)

14,197

28,139

164,645

Deferred Revenue

134,555

--

94,290

--

134,555

Accrued Liabilities

(526)

(18,114)

--

--

--

Other Comprehensive Income

39,983

27,818

7,246

4,119

55,906

  Net Cash Provided (Used) By Operating Activities

(195,863)

(438,305)

(80,505)

(149,569)

(4,059,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

7,055

--

--

(234,068)

Acquisition of Fixed Assets

--

--

--

(1,422)

(68,590)

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

Disposal of Fixed Assets

3,524

(14,039)

(19,727)

--

(1,922)

(Increase) decrease in Marketable Securities

956

70,606

1,208

(184)

(19,332)

  Net Cash (Used) By Investing Activities

4,480

63,622

(18,519)

(1,606)

(961,172)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

144,887

261,571

124,217

151,571

1,563,204

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

144,887

261,571

124,217

151,571

5,065,805

NET INCREASE (DECREASE) IN CASH

(46,496)

(113,112)

25,193

396

45,266

CASH AT BEGINNING OF PERIOD

91,762

161,685

20,073

48,177

--

CASH AT END OF PERIOD

$

45,266

$

48,573

$

45,266

$

48,573

$

45,266

Cash Paid for Interest

--

1,324

--

861

16,438

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

 (UNAUDITED)

JUNE 30, 2005

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months ended June 30, 2005 and 2004, and the cash flows for the three months ended June 30, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three and six  months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  ended June 30, 2005 and 2004, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the six months  ended June 30, 2005 and 2004 totaled $524, and $11,787, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of June 30, 2005 and 2004, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the six months ended June 30, 2005 was $(6,050) and for 2004 was $40,216.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of June 30, 2005 and 2004 there were no deferred tax liabilities or assets. As of June 30, 2005, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in 2005 or 2004. Our net loss was $161,069 and $439,900 for the three and six months ended June 30, 2005, compared to a net loss of  $164,122 and $368,909 for the three and six months ended June 30, 2004. The increase in 2005 was primarily due to increased staff research and patent costs.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is in the research and development stage of its products. We do not have any revenues at this time and we expect that it will be several years before we begin to have revenues and the possibility of profitability.

The Company had cash on hand and marketable securities of $64,597 at June 30, 2005, which is believed to be sufficient, together with loans from shareholders,  to fund the Company’s operations until at least the end of fiscal 2005.

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