Form 10-Q
period 2005-09-30
Meditecnic, Inc.
filed 2008-11-07
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

at November 6, 2008

Transitional Small Business Format     Yes            No    X

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

September 30

December 31

ASSETS

2005

2004

Current Assets

Cash and Cash Equivalents

$

75,164

$

91,762

Accounts Receivable

5,030

(2,405)

Inventory

103,907

103,363

Marketable Securities

--

20,287

Total Current Assets

$

184,101

$

213,007

Fixed Assets

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

34,945

56,340

Data Processing Equipment

--

40,402

Equipment Installation

--

43,362

Organization Costs

--

23,449

68,590

197,198

Accumulated Depreciation

(47,319)

(149,284)

Total Fixed Assets

21,271

47,914

Other Assets

Patents

637,260

637,260

Research and Development

110,953

77,844

Patent Deposits

234,066

234,066

Total Other Assets

982,279

949,170

Total Assets

$

1,187,651

$

1,210,091

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

160,003

157,012

Deferred Revenues

26,009

--

Accrued Payroll Taxes

--

526

Loans from Shareholders

1,723,635

1,418,317

Total Current Liabilities

1,909,647

1,575,855

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,330,036)

(3,884,287)

Accumulated Other Comprehensive Income

105,440

15,923

(721,996)

(365,764)

Total Liabilities and Stockholders’ Equity

$

1,187,651

$

1,210,091

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE NINE

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

SEPTEMBER 30

TO

Income

2005

2004

2005

2004

SEPTEMBER 30, 2005

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

--

51

--

--

14,030

Total Income

--

51

--

--

720,910

Operating Expenses

General and Administrative

19,913

10,500

1,223

5,500

295,118

Bank Charges

881

913

304

565

50,877

Audit Fees

--

38,260

--

10,000

78,735

Marketing and Advertising

1,796

3,284

1,272

(8,503)

16,960

Other Financial Charges

350

1,041

--

1,041

57,538

Legal and Honoraries Fees

35,187

47,130

9,452

22,285

124,153

Research and Development

--

--

--

(15,610)

1,049,844

Translation Fees

--

--

--

--

3,619

Patent Fees

84,563

76,388

1,833

39,503

721,928

Travel

2,108

7,813

721

5,214

130,555

Depreciation

4,885

13,902

2,889

4,774

47,319

Amortization

36,234

58,513

17,393

23,512

573,736

Staff Research

182,266

134,306

63,665

54,573

1,150,121

Office Expense

6,639

1,540

651

206

46,464

Vehicle Expense

4,767

4,433

1,602

1,829

12,562

Entertainment

--

--

--

--

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

176

311

40

7

1,903

Insurance

2,893

1,716

(508)

(1,664)

13,723

Promotions and Seminars

6,263

6,953

6,263

293

89,479

Telephone

1,641

6,123

681

731

16,420

Office Rent

47,923

69,553

14,039

19,448

278,092

Utilities

--

--

--

--

318

Repairs and Maintenance

--

--

--

--

1,741

Payroll Taxes

41,254

28,921

(8,821)

(7,741)

124,415

Total Operating Expenses

479,739

511,600

112,699

155,983

4,972,368

Net Operating Income (Loss)

(479,739)

(511,549)

(112,699)

(155,983)

(4,251,458)

Other Income (Expense)

Interest Income

--

--

--

--

38,607

Interest Expense

--

(1,788)

--

(464)

(38,534)

Loss on Disposal of Assets

(71,490)

--

--

--

(71,490)

Insurance Indemnities

--

--

--

--

10,568

Other Taxes

(1,370)

(17,350)

--

(5,331)

(17,729)

Total Other Income (Expense)

(72,860)

(19,138)

--

(5,795)

(78,578)

Net Income (Loss)

$

(552,599)

$

(530,687)

$

(112,699)

$

(161,778)

$

(4,330,036)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

95,567

(14,320)

49,534

(1,922)

64,472

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

(6,050)

(15,554)

--

(24,662)

28,224

Net Comprehensive Income (Loss)

89,517

1,234

49,534

(26,584)

105,440

Net Income (Loss) per share

$

(0.0734)

$

(0.0705)

$

(0.0150)

$

(0.0215)

$

(0.5752)

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

SEPTEMBER 30

SEPTEMBER 30

TO

CASH FLOWS FROM OPERATING ACTIVITIES

2005

2004

2005

2004

SEPTEMBER 30, 2005

Net Income

$

(552,599)

$

(530,687)

$

(112,699)

$

(161,778)

$

(4,330,036)

Adjustments to reconcile net income to net cash provided

  by operating activities

Depreciation

105,957

13,902

2,889

4,774

47,139

Amortization

54,039

58,513

17,393

23,152

569,453

Increase (decrease) in:

Interest Receivable

--

23,633

--

--

--

Accounts Receivable

(7,435)

(262)

--

2,666

(5,030)

Prepaid Expenses

--

--

--

--

--

Inventory

(544)

(103,740)

--

376

(103,907)

Research and Development

(69,343)

3,580

--

29,780

(684,689)

Decrease (increase) in:

Accounts Payable

2,991

(45,210)

(4,642)

(31,592)

160,003

Deferred Revenue

26,009

--

(108,546)

--

26,009

Other Comprehensive Income

89,517

1,234

49,534

(26,584)

105,440

Accrued Liabilities

(526)

(18,114)

--

--

--

  Net Cash Provided (Used) By Operating Activities

(351,934)

(597,151)

(156,071)

(158,846)

(4,215,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

--

7,055

--

--

(234,068)

Cash Used of Patent Acquisition

--

--

--

--

(637,260)

Acquisition of Fixed Assets

--

(14,039)

--

--

(68,590)

Disposal of Fixed Assets

9,731

--

6,207

--

4,285

(Increase) decrease in Marketable Securities

20,287

73,175

19,331)

2,569

--

  Net Cash (Used) By Investing Activities

30,018

66,191

25,538

2,569

(935,633)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholder

305,318

385,631

160,431

124,060

1,723,635

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing Activities

305,318

385,631

160,431

124,060

5,226,236

NET INCREASE (DECREASE) IN CASH

(16,598)

(145,329)

29,898

(32,217)

75,164

CASH AT BEGINNING OF PERIOD

91,762

161,685

45,266

48,573

--

CASH AT END OF PERIOD

$

75,164

$

16,356

$

75,164

$

16,356

$

75,164

Cash Paid for Interest

--

--

--

--

16,438

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2005

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the three and nine months ended September 30, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  and nine  ended September 30, 2005 and 2004, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the nine months  ended September 30, 2005 and 2004 totaled $1,796 and $3,284, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of September 30, 2005 and 2004, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the six months ended September 30, 2005 was $(6,050) and for 2004 was $40,216.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of September 30, 2005 and 2004 there were no deferred tax liabilities or assets. As of September 30, 2005, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

The acquisition resulted in an increase in the value of the outstanding Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock to .404 cents per share.  This resulted in a reverse dilution of .056 cents per share equal to a .161 percent dilution.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and nine months ended September 30, 2005 or 2004.  Our net loss was $112,699, and $552,599 for the three and six months ended September 30, 2005, compared to $161,778 and $530,687 for the three and nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 over 2004 primarily was due to the increases in general and administrative costs and increased patent and research costs to improve the Company’s product line; the decrease in the three month period of 2005 compared to 2004 was primarily due to decreases in those periods in these two categories.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company had cash on hand and marketable securities at September 30, 2005 believed to be sufficient, together with loans from shareholders, which is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2005. We do not expect to have significant sales in 2005 or 2006 and therefore our losses will continue at least until that time.

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