Form 10KSB
period 2005-12-31
Meditecnic, Inc.
filed 2008-11-21
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2005

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

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2005:

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

(b)

Holders

As of December 31, 2005, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2005.

There were no Company repurchases of common stock during the year ended December 31, 2005.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2005.

(f)

Sales of Unregistered Securities during the year ended December 31, 2005.

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

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no sales in 2005 or 2004. Our net loss in 2005 of $538,711 compares to a net loss of $718,308 in 2004, primarily due to a reduction in staff research and patent fees. The Company is in the research and development stage of its products. We do not expect significant revenues in the near future. Until we can successfully market our products, we cannot expect to attain profitability. At this time we cannot predict when, if ever, we will attain profitability.

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

The Company had cash on hand of $107,781 at December 31, 2005, which, together with shareholder loans, is believed to be sufficient to fund the Company’s operations until at least the end of fiscal 2006. In fiscal 2005 shareholders loaned $380,539 to the Company. These loans are due on demand.

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

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are included following the signature page of this report.

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

Item 8A.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Specifically, the Company did not request nor maintain copies of invoices from all vendors, and management double booked some expenses advanced by a related party.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

5

Not applicable

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

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company borrowed cash from shareholders in 2005 and 2004, as disclosed in Item 6 above. The loans are due on demand and bear no interest. See Note N to the Financial Statements.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5,500 for audit and review fees during for the fiscal year ended December 31, 2005.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2005 were performed by persons other than the above accounting firm’s full time employees.

Audit –related Fees None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 6, 2008.

MEDITECNIC, INC.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 6, 2008.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

By:

/s/ Luc Badel

Luc Badel

Treasurer (Principal Accounting and Financial

Officer ) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2005 AND 2004

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

INDEPENDENT AUDITOR’S REPORT

FINANCIAL STATEMENTS

         Consolidated Balance Sheets

2

         Consolidated Statements of Operations

3

         Consolidated Statements of Cash Flows

4

         Consolidated Statements of Stockholders’ Equity

5-6

         Notes to Financial Statements

7-17

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

Dana Point, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

October 22, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2004 AND 2003

December 31

December 31

ASSETS

2005

2004

Current Assets

Cash and Cash Equivalents

$

107,781

$

91,762

Interest Receivable

--

--

Accounts Receivable (Note B)

19,998

(2,405)

Inventory

103,764

103,363

Marketable Securities (Note D)

--

20,287

Total Current Assets

$

231,543

$

213,007

Fixed Assets (Note E)

Vehicles

15,774

15,774

Office Furniture

17,871

17,871

Office Equipment

48,728

56,340

Data Processing Equipment

--

40,402

Equipment Installation

--

43,362

Organization Costs

--

23,449

82,373

197,198

Accumulated Depreciation

(47,319)

(149,284)

Total Fixed Assets

35,054

47,914

Other Assets

Patents (Note H)

871,326

637,260

Deposits (Note G)

15

234,066

Research and Development (Note J)

    (net of $592,347 and $537,502 amortization)

142,257

77,844

Total Other Assets

1,013,598

949,170

Total Assets

$

1,280,195

$

1,210,091

LIABILIITES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable (Note L)

171,166

157,012

Accrued Payroll Taxes (Note M)

4,795

526

Other Current Liabilities

8,093

--

Total Current Liabilities

184,054

157,538

Long Term Liabilities

Payable to Sonnig SA (Note N)

84,081

--

Loans From Shareholders (Note N)

1,798,856

1,418,317

Total Long Term Liabilities

1,882,937

1,418,317

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,379,486)

(3,884,287)

Accumulated Other Comprehensive Income

90,090

15,923

(786,796)

(365,764)

Total Liabilities and Stockholders’ Equity

$

1,280,195

$

1,210,091

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Cumulative

FOR THE

FROM

YEAR ENDED

MARCH 24, 1998

December 31

December 31

(INCEPTION) TO

Income

2005

2004

DECEMBER 31, 2005

Sales Turnover

$

--

$

--

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenue

269

--

14,572

Total Income

269

--

721,452

Operating Expenses

General and Administrative

21,135

16,000

296,340

Bank Charges

1,229

1,197

51,225

Audit Fees

--

48,260

78,735

Marketing and Advertising

3,067

3,284

18,231

Other Financial Charges

387

1,311

57,575

Legal and Honoraries Fees

44,193

59,980

133,159

Research and Development

--

--

1,049,844

Translation Fees

--

--

3,619

Patent Fees

84,480

115,891

721,845

Travel Expenses

2,450

26,458

130,897

Depreciation

4,885

18,676

47,319

Amortization

36,234

82,027

592,347

Staff Research

245,930

188,878

1,213,785

Office Expense

7,390

1,747

47,215

Vehicle Expense

5,324

4,992

13,119

Entertainment

--

--

17,258

Small Materials and Supplies

--

--

69,490

Postage

216

318

1,943

Insurance – Business

2,385

75

13,215

Promotions and Seminars

12,526

7,246

95,742

Telephone

2,231

6,854

17,100

Office Rent

62,400

89,001

292,569

Utilities

--

--

318

Repairs and Maintenance

--

--

1,741

Payroll Taxes

32,432

21,181

115,593

Total Operating Expenses

568,984

693,376

5,080,224

Net Operating Income (Loss)

(568,715)

(693,376)

(4,358,772)

Other Income (Expense)

Interest Income

--

--

38,607

Insurance Indemnities

--

--

10,568

Loss on Disposal of Assets

(14,288)

--

(14,288)

Other Taxes

192

(22,681)

(38,342)

Interest Expense

(900)

(2,251)

(17,259)

Total Other Income (Expense)

(14,996)

(24,932)

(20,714)

Net Income (Loss)

$

(538,711)

$

(718,308)

$

(4,379,486)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

73,873

8,554

42,778

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

2,294

(9,108)

34,568

Net Other Comprehensive Income (Loss)

76,167

(554)

90,090

Net Income (Loss) per share (Note L)

$

(0.0775)

$

(0.0954)

$

(0.5818

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

(34,798

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

353,099

See Accountant’s Audit Report

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(8,554)

--

8,554

Gain (Loss) in Marketable Securities

--

--

--

--

--

(9,108)

--

(9,108)

Net Loss for the year

  ending December 31, 2004

--

--

--

--

--

--

(718,308)

(718,308)

Balance as of December 31, 2004

(365,764)

-- Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

73,873

--

73,873

Gain (Loss) in Marketable Securities

--

--

--

--

--

2,294

--

2,294

Recapture of Depreciation/Amortization on Disposal of assets

86,511

86,511

Net Loss for the year

  ending December 31, 2005

--

--

--

--

--

--

(583,711)

(583,711)

Balance as of December 31, 2005

(786,796)

See Accountant’s Audit Report

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2005 and 2004, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2005 and 2004 totaled $3,067, and $3,284, respectively.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  “Accounting for Derivative Instruments and Hedging Activities, “ SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations. As of December 31, 2005, total Receivables were $19,998 for VAT (Value Added Tax) charged to customers at time of shipment. As of December 31, 2004, total Receivables were a negative $2,405 due to an overpayment by one recurring customer. There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements.  All amounts are based on actual costs incurred.

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

NOTE C - INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables. The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets. As of December 31, 2005 and 2004 the Company had no interest receivables.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net loss in marketable securities for 2004 was $9,108 and in 2005 there was a net gain of $2,294.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE E – FIXED ASSETS

The carrying values of fixed assets as of December 31, 2005 and 2004 were as follows:

	2005	2004
Vehicles	$ 15,774	15,774
Office Furniture	17,871	17,871
Office Equipment	48,728	56,340
Data Processing Equipment	0	20,681
Equipment Installation	0	43,362
Organization Costs	0	23,449
	82,373	177,477
Accumulated Depreciation	(47,319)	(68,381)
	$ 35,054	$ 109,096

Depreciation for the periods ended December 31, 2005 and 2004 is $4,885 and $18,676.

NOTE F – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date. The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented. There were no prepaid expenses on the books for the years ending December 31, 2005 and 2004.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2005 and 2004 there were no deferred tax liabilities or assets. As of December 31, 2005, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE J - RESEARCH AND DEVELOPMENT

Research and Development Costs are capitalized based on actual costs incurred.  Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year.  The balances in these account for the periods ending December 31, 2005 and 2004 are as follows:

	2005	2004
Research and Development Costs	734,604	615,347
Accumulated Depreciation	(592,347)	(537,503)
	$142,257	$ 77,844

Other Company sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2005 and 2004 research and development costs were $0 and $0, respectively.

NOTE K - NOTE RECEIVABLE

Note receivable is comprised on a note in the amount of $3,654,997 loaned in various increments beginning in April 2000 to Meditecnic, S.A., which at the time of the loan agreement was an unaffiliated company. The Company is now a fully owned subsidiary of Meditecnic, Inc., which performs research and development for the Company. The note was due on December 31, 2002 and bears interest at 5% per annum, payable semi-annually.

As part of the consolidation process the receivables from Meditecnic, SA and the payables to Meditecnic, Inc. related to this footnote were eliminated.

NOTE L - ACCOUNTS PAYABLE

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received.  The amount due at December 31, 2005 was $171,166 and $157,012 at December 31, 2004.

NOTE M – ACCRUED PAYROLL TAXES

These accounts represent to actual amounts of unpaid payroll taxes as of the end of each period. The amounts due at December 31, 2005 and 2004 are $4,795 and $526.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE N - LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS

The balances in this account as of December 31, 2005 and 2004 were $1,882,937, and $1,418,317. These accounts consist of amounts due to stockholders, on which payments have been postponed. As of the date of these financial statements, Management at Meditecnic is of the opinion that these amounts can be considered as a loss; only a return to a positive Net Stockholders Equity could liberate the postponed amounts.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Research and development was carried out by a (previous to the acquisition) non-affiliated entity, Meditecnic SA, on a contract basis. The Company exercised its option to purchase all of the capital stock of Meditecnic SA for CHF 400,000 granted November 5, 2002, of which CHF 300,000 ($195,720) was paid in November 2001 and is accounted for on the December 31, 2001 balance sheet as a deposit. The Company has also loaned funds to Meditecnic SA prior to the exercising of the purchase agreement. In addition the Company placed a CHF 60,000 deposit for the purchase of patents in December 2000 ($38,346) and a CHF 100,000 ($60.390) for the purchase of an additional patent in February 2001. Due to the exercising of the subsidiary stock purchase the intercompany balances have been eliminated.

The Company had cash on hand and marketable securities of $107,781 at December 31, 2005, which is not believed to be sufficient to fund the Company's operations until at the end of fiscal 2006.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE S – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share.

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2005 and 2004.

NOTE S – NET LOSS PER COMMON SHARE (continued)

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 583,711	2005	.0775
7,527,485	$ 718,308	2004	.0954

NOTE T – DISPOSAL OF FIXED ASSETS

During the year ending December 31, 2005, Meditecnic, SA disposed of some of the fixed assets related to the research and development processes. The Company also analyzed the value of the organization costs that remained on the books and deemed them of no value. The Company lost $14,288 on the disposal of the assets that it could not sell.

The Company also reclaimed some of the depreciation and amortization taken on the disposed of assets as prescribed in FAS 144. At the time an asset is considered disposed of FAS 144 prescribes that its carrying amount be adjusted to its salvage value if any, therefore the company recaptured $86,511 in the revaluing of the assets to be disposed of. The assets that were revalued were sold at adjusted value, therefore, no additional gain or loss was recorded.

23