Form 10-Q
period 2006-03-31
Meditecnic, Inc.
filed 2008-12-04
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

BALANCE SHEET

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS

MARCH 31,

DECEMBER 31,

Current Assets

2006

2005

Cash and cash equivalents

$

68,837

$

107,781

Interest Receivable

22

--

Accounts Receivable

891

19,998

Inventory

103,014

103,764

Prepaid Expenses

61,706

--

Marketable Securities (Note B)

23,957

--

Total current assets

258,427

231,543

Fixed Assets

Vehicles

16,921

15,774

Office Furniture

22,124

17,871

Office Equipment

29,211

48,728

68,256

82,373

Accumulated Depreciation

(49,247)

(47,319)

Total Fixed Assets

19,009

35,054

Other Assets

Patents (Note C)

871,326

871,326

Research and Development

--

142,257

Patent Deposits (note I)

--

15

Total Other Assets

871,326

1,013,598

Total Assets

$

1,148,762

$

1,280,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable

$

172,102

$

171,166

Accrued Payroll Taxes

8,034

4,795

Other Current Liabilities

--

8,093

Total Current Liabilities

180,136

184,054

Long Term Liabilities

Payable to Related Party

177,942

84,081

Loans from Shareholders

1,718,369

1,798,856

Total Long Term Liabilities

1,896,311

1,882,937

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,519,310)

(4,379,486)

Accumulated Other Comprehensive Income

89,025

90,090

(927,685)

(786,796)

Total Liabilities and Stockholders’ Equity

$

1,148,762

$

1,280,195

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2006

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

2006

2005

2006

Income

Sales Turnover

$

--

$

--

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenues

679

51

15,251

Total Income

679

51

722,131

Operating Expenses

Supplies

11,257

--

11,257

General and Administrative

13,441

4,000

309,781

Bank Charges

391

138

51,616

Audit Fees

3,270

--

82,005

Marketing and Advertising

5,037

4,285

23,268

Other Financial Charges

1,063

--

58,638

Legal and Honoraries

6,838

19,925

139,997

Research and Development

4,589

--

1,054,433

Translation Fees

--

--

3,619

Patent Fees

18,897

23,136

740,742

Travel

836

--

131,733

Depreciation

1,928

4,354

49,247

Amortization

--

15,438

592,347

Staff Research

47,411

41,384

1,261,196

Office Expense

587

1,343

47,802

Vehicle Expense

510

1,704

13,629

Entertainment

--

--

17,258

Small Materials and Supplies

--

--

69,490

Postage Delivery

--

301

1,943

Insurance – Business

333

4,507

13,548

Promotions and Seminars

772

6,660

96,514

Telephone

351

677

17,451

Office Rent

14,877

30,441

307,446

Utilities

1,075

--

1,393

Repairs and Maintenance

1,133

--

2,874

Payroll Taxes

5,582

37,149

121,175

Total Operating Expenses

140,178

192,442

5,220,402

Net Operating Income (Loss)

(139,499)

(192,391)

(4,498,271)

Other Income (Expense)

Interest Income

--

--

38,607

Insurance Indemnities

--

--

10,568

Loss on Disposal of Assets

--

--

(14,288)

Interest Expense

--

(463)

(38,342)

Other taxes

(325)

(11,933)

(17,584)

Total Other Income (Expense)

(325)

(12,396)

(21,039)

Net Income (Loss)

$

(139,824)

$

(204,787)

$

(4,519,310)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(240)

(16,517)

42,538

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

(825)

40,216

33,743

Net Comprehensive Income (Loss)

(1,065)

23,699

89,025

Net Income (Loss) per share

$

(0.0186)

$

(0.0272)

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2006

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2006

2005

2006

Net Income

$

(139,824)

$

(278,831)

$

(4,519,310)

Adjustments to reconcile net income to net cash provided

  by operating activities:

Depreciation

1,928

103,961

49,247

Amortization

--

35,198

592,347

Increase (decrease) in:

Interest Receivable

(22)

--

(22)

Accounts Receivable

19,107

(22,097)

(891)

Prepaid Expenses

(61,706)

--

(61,706)

Inventory

750

(7,025)

(103,014)

Research and Development

128,475

(12,466)

(606,129)

Increase (decrease) in:

Accounts Payable

936

(6,564)

172,102

Accrued Liabilities

3,239

(526)

8,034

Other Current Liabilities

(8,093)

--

--

Deferred Revenues

--

40,265

--

Other Comprehensive Income

(1,065)

32,737

89,024

Net Cash Provided (Used) By Operating Activities

(56,276)

(115,358)

(4,380,318)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

15

--

--

Acquisition of Fixed Assets

--

--

(68,256)

Cash Used for Patent Acquisition

--

--

(871,326)

Disposal of Fixed Assets

27,900

23,251

13,783

Increase (decrease) in Marketable Securities

(23,957)

(252)

(23,957)

Net Cash (Used) By Investing Activities

3,958

22,999

(949,756)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

(80,487)

20,670

1,718,369

Payable to Related Party

93,861

--

177,942

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

13,374

20,670

5,398,912

NET INCREASE (DECREASE) IN CASH

(38,944)

(71,689)

68,837

CASH AT BEGINNING OF PERIOD

107,781

91,762

--

CASH AT END OF PERIOD

$

68,837

$

20,073

$

68,837

Cash Paid for Interest

--

463

17,338

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  ended March 31, 2006 and 2005, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the three months  ended March 31, 2006 and 2005 totaled $5,037, and $4,285, respectively.

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

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net decrease in marketable securities for the three months ended March 31, 2006 was 23,957 and for 2005 was $252.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of March 31, 2006 and 2005 there were no deferred tax liabilities or assets. As of March 31, 2006, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three months ended March 31, 2006 and 2005, respectively. Our net loss was $139,824 and $204,787 for the three months ended March 31, 2006 and 2005, respectively.  We reduced payroll, patent and legal fees and rent in 2006 compared to 2005, and other loss was much lower in the 2006 period because of a reduction in other taxes. The Company is in a general program of reducing expenses due to the lack of cash.

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans. A portion of the amount due to shareholders was repaid in the March 2006, and additional cash was provided by another related party.  Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders, but effective marketing of its products will likely require in excess of $1 million. Shareholders and other loans total $1,896,311. Because of these loans and other liabilities of the Company,  it has a negative shareholders’s equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales.

In the European areas in which we operate the economic stress and the dislocation of the financial markets that began in late calendar year 2007 has continued and substantially increased in the recent months. Recently, concerns over inflation, energy costs, the availability and cost of credit, the conditions of the U.S. mortgage market and declining real estate prices in the U.S. have contributed to increased market volatility and diminished expectations about U.S. and the global economies and the financial markets going forward. These factors, combined with the volatility in oil prices, declining business and consumer confidence, and increases in unemployment rates, have precipitated an economic slowdown and fears of a potential recession on a global scale.

Off Balance Sheet Obligations and Contractual Obligations

We have no obligations required to be reported under this item.

Inflation

We believe that inflation currently does not have a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably could have used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations.

Our critical accounting policies include but are not limited to the valuation of inventories and valuation of patents.

When necessary, we adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Inventories are stated at the lower of cost (first in, first out method) or market (net realizable value). Estimates of the future demand for our products, age of the inventory and changes in stock-keeping units are some of the key factors used by our management in assessing the net realizable value of inventories. We capitalize our patents and patent costs as incurred.  The value of our patents must be periodically reviewed for impairment, and amortized once the patents are commercialized.

Forward Looking Statements

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

Since we have not yet generated significant revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.   Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues and competitive position.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

December 4, 2008

By:/s/ Luc Badel

Luc Badel

Treasurer (chief financial officer

and accounting officer and duly

authorized officer)