Form 10-Q
period 2006-06-30
Meditecnic, Inc.
filed 2008-12-04
CIK 1058549

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

BALANCE SHEET

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS

JUNE 30,

DECEMBER 31,

Current Assets

2006

2005

Cash and cash equivalents

$

50,618

$

107,781

Interest Receivable

22

--

Accounts Receivable

891

19,998

Inventory

103,014

103,764

Prepaid Expenses

61,706

--

Marketable Securities

25,887

--

Total Current Assets

242,138

231,543

Fixed Assets

Vehicles

16,921

15,774

Office Furniture

22,124

17,871

Office Equipment

29,211

48,728

Data Processing Equipment

--

--

Equipment Installation

--

--

Organization Costs

--

--

68,256

82,373

Accumulated Depreciation

(51,175)

(47,319)

Total Fixed Assets

17,081

35,054

Other Assets

Patents

871,326

871,326

Research and Development

--

142,257

Deposits

--

15

Total Other Assets

871,326

1,013,598

Total Assets

$

1,130,545

$

1,280,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable

$

171,895

$

171,166

Accrued Payroll Taxes

8,034

4,795

Other Current Liabilities

--

8,093

Total Current Liabilities

179,929

184,054

Long Term Liabilities

Payable to Related Party

177,942

84,081

Loans from Shareholders

1,824,540

1,798,856

Total Long Term Liabilities

2,002,482

1,882,937

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(4,643,443)

(4,379,486)

Accumulated Other Comprehensive Income

88,977

90,090

(1,051,866)

(786,796)

Total Liabilities and Stockholders’ Equity

$

1,130,545

$

(602,742)

(0.1900)

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2006

2005

2006

2005

JUNE 30, 2006

Income

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenues

679

--

--

--

15,251

Total Income

679

--

--

--

722,131

Operating Expenses

Supplies

22,514

--

11,257

--

11,257

General and Administrative

24,463

18,690

13,441

4,000

309,781

Bank Charges

911

577

391

138

51,616

Audit Fees

16,540

--

3,270

--

82,005

Marketing and Advertising

10,074

524

5,037

4,285

23,268

Other Financial Charges

1,190

350

1,063

--

58,638

Legal and Honoraries

11,397

25,735

6,838

19,925

139,997

Research and Development

9,179

--

4,589

--

1,054,433

Translation Fees

--

--

--

--

3,619

Patent Fees

18,897

82,730

18,897

23,136

740,742

Travel

1,672

1,387

836

--

131,733

Depreciation

3,856

1,996

1,928

4,354

49,247

Amortization

--

18,841

--

15,438

592,347

Staff Research

94,822

118,601

47,411

41,384

1,261,196

Office Expense

1,174

5,988

587

1,343

47,802

Vehicle Expense

1,020

3,165

510

1,704

13,629

Entertainment

--

--

--

--

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage Delivery

--

136

--

301

1,943

Insurance – Business

666

3,401

333

4,507

13,548

Promotions and Seminars

772

--

772

6,660

96,514

Telephone

702

960

351

677

17,451

Office Rent

29,754

33,884

14,877

30,441

307,446

Utilities

2,151

--

1,075

--

1,393

Repairs and Maintenance

1,133

--

1,133

--

2,874

Payroll Taxes

11,164

50,075

5,582

37,149

121,175

Total Operating Expenses

264,051

367,040

140,178

192,442

5,220,402

Net Operating Income (Loss)

(263,372)

(367,040)

(139,499)

(192,391)

(4,498,271)

Other Income (Expense)

Interest Income

65

--

--

--

38,607

Insurance Indemnities

--

--

--

--

10,568

Loss on Disposal of Assets

--

(71,490)

--

--

(14,288)

Interest Expense

--

--

--

(463)

(38,342)

Other taxes

(650)

(1,370)

(325)

(11,933)

(17,584)

Total Other Income (Expense)

(585)

(72,860)

(325)

(12,396)

(21,039)

Net Income (Loss)

$

(263,957)

$

(439,900)

$

(139,824)

$

(204,787)

$

(4,519,310)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(48)

46,033

(240)

(16,517)

42,538

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

(1,065)

(6,050)

(825)

40,216

33,743

Net Comprehensive Income (Loss)

(1,113)

39,983

(1,065)

23,699

89,025

Net Income (Loss) per share

(0.0351)

$

(0.0584)

$

(0.0165)

$

(0.0214)

$

(0.6169)

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2006

2005

2006

2005

JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income

$

(263,957)

$

(439,900)

$

(124,133)

$

(161,069)

$

(4,643,443)

Adjustments to reconcile net income to net cash

  provided by operating activities

Depreciation

3,856

103,068

1,928

(893)

51,175

Amortization

--

36,646

--

1,448

592,347

Increase (decrease) in:

Interest Receivable

(22)

--

--

--

(22)

Accounts Receivable

19,107

(7,435)

--

14,662

(891)

Prepaid Expenses

(61,706)

--

--

--

(61,706)

Inventory

750

(544)

--

6,491

(103,014)

Research and Development

128,475

(69,343)

--

(56,877)

(606,129)

Decrease (Increase) in:

Accounts Payable

729

7,633

(207)

14,197

171,895

Deferred Revenue

--

134,555

--

94,290

--

Accrued Liabilities

3,239

(526)

--

--

8,034

Other Current Liabilities

(8,093)

--

--

--

--

Other Comprehensive Income

(1,113)

39,983

(48)

7,246

88,977

Net Cash Provided (Used) By

  Operating Activities

(178,725)

(195,863)

(122,460)

(80,505)

(4,502,778)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

15

--

--

--

--

Acquisition of Fixed Assets

--

--

--

--

(68,256)

Cash Used of Patent Acquisition

--

--

--

--

(871,326)

Disposal of Fixed Assets

27,900

3,524

--

(19,727)

13,783

(Increase) decrease in Marketable

  Securities

(25,887)

956

(1,930)

1,208

(25,887)

Net Cash (Used) By Investing

  Activities

2,028

4,480

(1,930)

(18,519)

(951,687)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

25,684

144,887

106,171

124,217

1,824,540

Payable to Related Party

93,861

--

--

--

177,942

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing

  Activities

119,545

144,887

106,171

124,217

5,505,083

NET INCREASE (DECREASE) IN CASH

(57,163)

(46,496)

(18,219)

25,193

50,618

CASH AT BEGINNING OF PERIOD

107,781

91,762

68,837

20,073

--

CASH AT END OF PERIOD

$

50,618

$

45,266

$

50,618

$

45,266

$

50,618

Cash Paid for Interest

--

1,324

--

861

17,338

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

JUNE 30, 2006

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three months ended June 30, 2006 and 2005, and the cash flows for the three months ended June 30, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and six  months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  ended June 30, 2006 and 2005, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the six months  ended June 30, 2006 and 2005 totaled $10,574 and $524, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of June 30, 2006 and 2005, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the six months ended June 30, 2006 was $(25,887) and for 2005 was $956.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of June 30, 2006 and 2005 there were no deferred tax liabilities or assets. As of June 30, 2005, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

The Company has no U.S. operations and is incorporated in Nevada, which levies no income tax on corporations.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE J – RESEARCH AND DEVELOPMENT

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

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2005 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and six months ended June 30, 2006 and 2005. Our net loss was $139,824 and $263,957 for the three and six months ended June 30, 2006, compared to a net loss of  $204,787 and 439,900 for the three and six months ended June 30, 2005. We reduced legal, patent, rent and payroll in 2006 compared to 2005, accounting for the reduced loss, offset by increased audit costs as the Company bears the cost of compliance with auditing requirements in connection with its status as a public company.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans and loans from Sonnig,  an unaffiliated party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In the six months ended June 30 2006 shareholders and another related party loaned funds to the Company, and the total loans as of June 30, 2006 are $2,002,482. Because of these loans and other liabilities of the Company,  it has a negative shareholders’s equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales.

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

---

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