Form 10-Q
period 2006-09-30
Meditecnic, Inc.
filed 2008-12-04
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

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

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS                                                                                                                            SEPTEMBER 30,               DECEMBER 31,

Current Assets                                                                                                                           2006                                  2005

        Cash and cash equivalents                                                                                      $             155,117            $             107,781

        Interest Receivable                                                                                                                            22                                     --

        Accounts Receivable                                                                                                                      891                             19,998

        Inventory                                                                                                                                   103,014                           103,764

        Prepaid Expenses                                                                                                                        61,706                                     --

        Marketable Securities                                                                                                                 25,887                                     --

Total Current Assets                                                                                                                        346,637                           231,543

Fixed Assets

        Vehicles                                                                                                                                        16,921                             15,774

        Office Furniture                                                                                                                           22,124                             17,871

        Office Equipment                                                                                                                        29,211                             48,728

                                                                                                                                                               68,256                             82,373

        Accumulated Depreciation                                                                                                     (53,103)                          (47,319)

Total Fixed Assets                                                                                                                              15,153                             35,054

Other Assets

        Patents                                                                                                                                        871,326                           871,326

        Research and Development                                                                                                               --                           142,257

        Deposits                                                                                                                                               --                                    15

Total Other Assets                                                                                                                           871,326                        1,013,598

Total Assets                                                                                                                       $          1,233,116            $          1,280,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

        Accounts payable                                                                                                     $             170,727            $             171,166

        Deferred Revenues                                                                                                                             --                                     --

        Accrued Payroll Taxes                                                                                                                 8,034                               4,795

        Other Current Liabilities                                                                                                                     --                               8,093

Total Current Liabilities                                                                                                                   178,761                           184,054

Long Term Liabilities

        Payable to Related Party                                                                                                          177,942                             84,081

        Loans from Shareholders                                                                                                      2,032,731                        1,798,856

Total Long Term Liabilities                                                                                                          2,210,673                        1,882,937

Stockholders’ Equity

        Preferred Stock (1,000 shares issued and outstanding)                                                                 1                                      1

        Capital Stock (7,527,485 issued and outstanding)                                                                   7,528                               7,528

        Additional Paid In Capital                                                                                                    3,495,072                        3,495,072

        Accumulated Deficit During the Development Stage                                                   (4,748,354)                     (4,379,486)

        Accumulated Other Comprehensive Income                                                                          89,436                             90,090

                                                                                                                                                       (1,156,318)                        (786,796)

Total Liabilities and Stockholders’ Equity                                                                     $          1,233,116            $       (1,280,195)

                                                                                                                                                                (0.29)

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                                                                                                                        CUMULATIVE

                                                                                        FOR THE NINE                                       FOR THE THREE                      FROM

                                                                                      MONTHS ENDED                                   MONTHS ENDED            MARCH 24, 1998

                                                                      SEPTEMBER 30       SEPTEMBER 30     SEPTEMBER 30   SEPTEMBER 30           TO

                                                                                2006                            2005                          2006                        2005            JUNE 30, 2006

Income

    Sales Turnover                                           $                 --            $                 --            $             --        $               --          $             258,814

    Research and Development                                         --                               --                           --                         --                         357,332

    Realization of Patents                                                   --                               --                           --                         --                           90,734

    Other Revenues                                                         679                               --                           --                         --                           15,251

Total Income                                                                   679                               --                           --                         --                         722,131

Operating Expenses

    Supplies                                                                  33,771                               --                   11,257                         --                           33,771

    General and Administrative                                 25,485                       19,913                     1,022                   1,223                         321,825

    Bank Charges                                                          1,246                            881                        335                      304                           52,471

    Audit Fees                                                             19,810                               --                     3,270                         --                           98,545

    Marketing and Advertising                                 15,111                         1,796                     5,037                   1,272                           33,342

    Other Financial Charges                                        1,191                            350                            1                         --                           58,766

    Legal and Honoraries                                           11,397                       35,187                           --                   9,452                         144,556

    Research and Development                                17,512                               --                     8,333                         --                      1,067,356

    Translation Fees                                                            --                               --                           --                         --                             3,619

    Patent Fees                                                            18,897                       84,563                           --                   1,833                         740,742

    Travel                                                                        2,508                         2,108                        836                      721                         133,405

    Depreciation                                                            5,784                         4,885                     1,928                   2,889                           53,103

    Amortization                                                                  --                       36,234                           --                 17,393                         592,347

    Staff Research                                                     142,233                     182,266                   47,411                 63,665                      1,356,018

    Office Expense                                                         1,761                         6,639                        587                      651                           48,976

    Vehicle Expense                                                      1,530                         4,767                        510                   1,602                           14,649

    Entertainment                                                                 --                               --                           --                         --                           17,258

    Small Materials and Supplies                                      --                               --                           --                         --                           69,490

    Postage Delivery                                                           --                            176                           --                        40                             1,943

    Insurance                                                                    999                         2,893                        333                   (508)                           14,214

    Promotions and Seminars                                      1,544                         6,263                        772                   6,263                           97,286

    Telephone                                                                1,053                         1,641                        351                      681                           18,153

    Office Rent                                                             44,631                       47,923                   14,877                 14,039                         337,200

    Utilities                                                                     3,227                               --                     1,076                         --                             3,545

    Repairs and Maintenance                                      2,266                               --                     1,133                         --                             4,007

    Payroll Taxes                                                         16,746                       41,254                     5,582                (8,821)                         132,339

Total Operating Expenses                                     368,702                     479,739                 104,651               112,699                      5,448,926

Net Operating Income (Loss)                             (368,023)                  (479,739)              (104,651)            (112,699)                   (4,726,795)

Other Income (Expense)

    Interest Income                                                          130                               --                          65                         --                           38,737

    Interest Expense                                                            --                               --                           --                         --                        (38,342)

    Loss on Disposal of Assets                                        --                    (71,490)                           --                         --                        (14,288)

    Insurance Indemnities                                                  --                               --                           --                         --                           10,568

    Other taxes                                                               (975)                      (1,370)                     (325)                         --                        (18,234)

Total Other Income (Expense)                                   (845)                    (72,860)                     (260)                         --                        (21,559)

Net Income (Loss)                                         $    (368,868)            $    (552,599)            $ (104,911)        $  (112,699)          $       (4,748,354)

Other Comprehensive Income (Loss)

    Gains (Losses) on Exchange Rates                         651                       95,567                        699                 49,534                           43,429

    Change in Value of Life Insurance                             --                               --                           --                         --                           12,744

    Gain (Loss) in Marketable Securities                (1,305)                      (6,050)                     (240)                         --                           33,263

Net Other Comprehensive Income (Loss)               (654)                       89,517                        459                 49,534                           89,436

Net Income (Loss) per share                                (0.0490)            $      (0.0734)            $  (0.0139)        $    (0.0150)          $            (0.6308)

Weighted Average Number of Shares Outstanding                  7,527,485                  7,527,485          7,527,485              7,527,485                          7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                                                                                                                        CUMULATIVE

                                                                                          FOR THE SIX                                        FOR THE THREE                      FROM

                                                                                      MONTHS ENDED                                   MONTHS ENDED            MARCH 24, 1998

                                                                      SEPTEMBER 30       SEPTEMBER 30     SEPTEMBER 30   SEPTEMBER 30           TO

                                                                                2006                            2005                          2006                        2005            JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                    $      (368,868)          $      (552,599)          $      (104,911)        $    (112,699)        $       (4,748,354)

Adjustments to reconcile net income to net cash

  provided by operating activities

    Depreciation                                                            5,784                     105,957                         1,928                     2,889                         53,103

    Amortization                                                                  --                       54,039                               --                   17,393                       592,347

    Increase (decrease) in:

    Interest Receivable                                                   (22)                               --                               --                           --                             (22)

    Accounts Receivable                                           19,107                      (7,435)                               --                           --                           (891)

    Prepaid Expenses                                               (61,706)                               --                               --                           --                      (61,706)

    Inventory                                                                    750                         (544)                               --                           --                    (103,014)

    Research and Development                              128,475                    (69,343)                               --                           --                    (606,129)

    Decrease (Increase) in:

    Accounts Payable                                                   (439)                         2,991                      (1,168)                  (4,642)                       170,727

    Accrued Payroll Taxes                                           3,239                               --                               --                           --                           8,034

    Deferred Revenue                                                         --                       26,009                               --              (108,546)                                 --

    Other Comprehensive Income                               (654)                       89,517                         (459)                   49,534                         89,436

    Other Current Liabilities                                      (8,093)                         (526)                               --                           --                                 --

    Net Cash Provided (Used) By

    Operating Activities                                        (228,427)                  (351,934)                    (103,692)              (156,071)                 (4,606,470)

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash Used for Deposit                                                15                               --                               --                           --                                 --

    Cash Used of Patent Acquisition                               --                               --                               --                           --                    (871,326)

    Acquisition of Fixed Assets                                        --                               --                               --                           --                      (68,256)

    Disposal of Fixed Assets                                     27,900                         9,731                               --                     6,207                       13,783

    Increase (decrease) in Marketable

      Securities                                                           (25,887)                       20,287                               --                   19,331                      (25,887)

    Net Cash (Used) By Investing

    Activities                                                                2,028                        30,018                                --                   25,538                    (951,686)

CASH FLOWS FROM FINANCING ACTIVITIES

    Loans From Shareholders                                  233,875                     305,318                     208,191                 160,431                    2,032,731

    Payable to Related Party                                      93,861                               --                               --                           --                        177,942

    Sale of Common Stock                                                 --                               --                               --                           --                      3,502,601

   Net Cash (Used) By Financing

    Activities                                                              322,736                    305,318                     208,191                160,431                     5,713,274

NET INCREASE (DECREASE) IN CASH              47,336                    (16,598)                     104,499                   29,898                       155,117

CASH AT BEGINNING OF PERIOD                    107,781                       91,762                       50,618                   45,266                                 --

CASH AT END OF PERIOD                      $         155,117          $           75,164          $         155,117        $         75,164        $             155,117

Cash Paid for Interest                                                       --                         1,324                               --                        861                         17,338

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the three and nine months ended September 30, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending
 December 31, 2006.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  and nine  ended
 September 30, 2006 and 2005, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.Cash equivalents are carried at cost, which approximates market. The Company maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits or are in foreign banks.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the nine months  ended September 30, 2006 and 2005 totaled $15,111 and $1,796,  respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of September 30, 2006 and 2005, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the nine months ended September 30, 2006 was $(25,887)and for 2005 was $20,287.

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
The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of September 30, 2006 and 2005 there were no deferred tax liabilities or assets. As of September 30, 2006, the
 Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of
 Internal Revenue Code Section 382 and similar state provisions.

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

NOTE Q –COMMITMENTS

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

Meditecnic, S.A.originally authorized and issued One Hundred (100) bearer shares of stock, which were issued to one (1) shareholder. These stocks were cancelled as part of the acquisition agreement. In an acquisition the stock disclosures are presented by retroactively stating the equity accounts as of the earliest period presented to give effect to the new capital structure subsequent to the acquisition.

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The Company had no sales in the three and nine months ended September 30, 2006 and in the three and nine months ended September 30, 2005. Our net loss was $104,911 and $368,868 in the  three and nine months ended September 30, 2006, compared to $112,699 and $552,599 for the three and nine months ended September 30, 2005. The decrease in net loss is the result of cost cutting measures in payroll, rent, legal,and patent costs offset by increased audit costs.

      The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

            The Company is being funded by shareholder loans and loans from Sonnig,  a related party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In the nine months ended September 30, 2006 shareholders and Sonnig loaned funds to the Company, and the total loans as of September  30, 2006 are $2,210,673. Because of these loans and other liabilities of the Company,  it has a negative shareholders’s equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales.

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

Item 3.Controls and Procedures.

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