Form 10KSB
period 2006-12-31
Meditecnic, Inc.
filed 2008-12-05
CIK 1058549

                                                       SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 [x]       Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year: $260

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006 was not determinable because the common stock does not trade on any market.

            The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2006:

Common Stock, Par Value $.001                                                        7,527,485   Shares

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-KSB, including in the sections entitled "Business," "Risk Factors,"  and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

        The risk factors discussed in "Risk Factors" and other risks identified in the Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

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

Risk Factors

Investors should carefully consider the following risk factors.

            We have significant capital requirements in connection with developing and marketing our products, and we currently lack such capital.

            Our capital requirements for general and administrative and product development (currently about $500,000 per year) and for marketing our products (at least $1 million) cannot be met with   our current cash resources. We have been dependent on loans from shareholders and others during the past three years for cash, but such sources have not been sufficient to fund marketing. Until we obtain such needed funds we will be unable to market our product or obtain significant sales. We have no agreements or understandings for any source of capital, we do not know what the terms of any future debt or equity financing could be, and any capital infusion could be dilutive to existing shareholders and/or impose onerous conditions on the Company.  There can be no assurance that the Company will be able to implement its business plan in accordance with its internal forecasts, even if the desired funding is achieved,  or to a level that meets the expectations of investors. See: Management’s Discussion and Analysis.”

Our product may not be accepted by dentists or other end-users or may  not be competitive with existing or future competitive products.

            Our product utilizes  a method of cleaning the root canal of the tooth which is novel and distinct from currently accepted methods.  Dentists, as other medical practitioners, can be resistant to new methods of practice or they may be unwilling or unable to invest in such technology until it becomes of general use in dentistry. We likely will not be able to generate significant sales of the dental product until we expend significant funds for marketing and until the product becomes well known and accepted. Our sterilization product to be employed on endoscopes also adopts a novel approach to sterilizing endoscopes, which again may not be readily accepted by hospitals and other medical providers. Such providers already utilize other procedures such as autoclaves, which are familiar to the medical field. Medical providers may accept the efficacy of our sterilizing product, but not see sufficient advantages to purchase one of our devices as long as the equipment they are currently using does not need replacement.  Therefore, any sales growth we may enjoy will likely be gradual and not meteoric.

Our auditors have rendered a going concern emphasis opinion on our financial statements.

            Our auditors have expressed concern as to the uncertainties in our business which raise substantial doubt about our ability to continue as a going concern.  If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

Penny stock rules could make it hard to resell your shares.

            Our common stock does not trade on any market at this time. The Company’s common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board, a quotation medium for subscribing members, or the Pink Sheets LLC.  The OTC Bulletin Board and the Pink Sheets LLC may not accept the application of any market maker to initiate quotations in our common stock.  Consequently, the liquidity of the Company’s securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company, and lower prices for the Company's securities than might otherwise be attained.

            In addition, the "penny stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's written consent prior to purchase.  If our common stock is not listed on NASDAQ or a recognized stock exchange or its trading price is not $5.00 or more these rules may cause many potential purchasers to reconsider their intended purchase of our common stock.  The application of these rules may make it difficult for purchasers of our shares to resell their shares.

            We are under effective control of the holders of preferred stock, who could authorize actions without the input of our common shareholders.

            Two persons hold all of the shares of our Series A preferred stock, which has the right to elect two-thirds of the Board of Directors regardless of the number of common shares outstanding. This right has the effect of discouraging any takeover of the Company which is not supported by management or holders of preferred stock, even though the proposed takeover may be beneficial to common shareholders.

            Certain shareholders and others have loaned us significant funds, and if payment is demanded could cause a liquidation of the Company.

            Shareholders and another person have been funding the Company with loans, due on demand. See “Certain Transactions.” In the event such shareholders required immediate repayment of those loans, it would likely lead to the liquidation of the Company with little if any assets remaining for distribution to shareholders.

Current and future conditions in the global economy and global capital markets, and cyclical industry conditions, may adversely affect our results of operations, financial condition, and cash flows.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected.

Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and credit markets globally have been disrupted, which has reduced the availability of investment capital and credit. If these conditions continue or worsen, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

Our accounting and other management systems, controls and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

As an independent publicly-traded company, we are directly subject to reporting and other obligations under the Exchange Act. These reporting and other obligations place significant demands on the management and administrative and operational resources, including accounting resources, of us and our subsidiaries. As a public company, we incur significant legal, accounting, and other expenses. Under the SEC rules and regulations we have significant compliance costs.

In addition, as a public company we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our Annual Report our management's report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must, in future annual reports,  attest to and report on the effectiveness of such internal controls. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

To comply with these requirements, we may be required to upgrade systems, including our information technology systems, and to implement additional financial and management controls, reporting systems and procedures. These and any other required upgrades to our financial and management controls, reporting systems, information technology and procedures under the financial reporting requirements and other rules that apply to reporting companies, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of upgrades, or the impact on the reliability of our data from these upgrades will not have a material adverse effect on our business, financial condition or results of operations.

Dental Application

Meditecnic has developed a non-invasive canal obturation procedure using endodontic methods.  The operation can be completed in one or two sessions, each lasting a matter of minutes, instead of the conventional methods which required numerous interventions.  The novel approach developed by Meditecnic SA, our wholly-owned subsidiary,  consists of the following steps:

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

This patented system is granted CE Marking and an application for FDA Approval is going to be submitted when US marketing is deemed to be appropriate.

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

Item 4.            submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

(b)        Holders

As of December 31, 2006, there were approximately 392 holders of Company common stock.

(c)        Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)        Company repurchases of common stock during the year ended December 31, 2006.

There were no Company repurchases of common stock during the year ended December 31, 2006.

(e)        Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2006.

(f)         Sales of Unregistered Securities during the year ended December 31, 2006.

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

Item 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The Company had no sales of its products in the years ended December 31, 2006 or 2005. Our net loss in 2006 of $476,189 compares to a net loss of $583,711 in 2005. The decrease in net loss was primarily due to reductions  in travel expenses and staff research in fiscal 2006 compared to 2005. We also had $14,288 in loss from disposal of assets in 2005, which were not present in 2006. However, beginning in 2006 we incurred professional fees in connection with auditing our financial statements, and these expenses will continue in subsequent years.

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

            The Company is being funded by shareholder loans and loans from Sonnig,  an unaffiliated party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In fiscal 2006 shareholders loaned $304,484  to the Company and Sonnig loaned $93,861. These loans and loans from prior years total $2,281,282. Because of these loans and other liabilities of the Company,  it has a negative shareholders’s equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales.

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

Item 8A.          CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, we determined that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report..

Item 8B.          OTHER INFORMATION

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

            Mr. Arbalet has been President of Meditecnic since 2004. He has been a physician specializing in family practice since 1975 in Ermenonville , France.

            Mr. Badel, a private investor for more than the past 5 years, has been sole officer and Treasurer since 2002 and was the President from 2002 until Mr. Arbalet’s appointment as President.

Audit Committee

         We do not have an audit committee.  The entire Board of Directors serve as the audit committee.  Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

Code of Ethics

          We have not adopted a code of ethics which applies to the chief executive officer or principal financial accounting officer, because of our level of operations at this time.

Item 10.          EXECUTIVE COMPENSATION

            No compensation has been  paid or anticipated to be paid by the Company to any executive officers until the receipt of revenues.  Directors currently receive no compensation for their duties as directors.

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

Dublin2

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

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            From time to time shareholders and another person have loaned amounts to the Company. The amounts owed as of December 31, 2006 and 2005 were $2,103,340 and $1,798,856. See Note N to the Financial Statements. These amounts are due on demand and bear no interest.

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

                              2.2          Articles of Merger(1)

                              2.3          Bylaws(1)

      3.                     Instruments Defining the rights of security holders

                              3.1          Option Agreement with Laly Limited(1)

                              3.2          Option Agreement with OFINCO(1)

      5.                     Voting Trust Agreement

                              Not Applicable.

      6.                     Material Contracts

                              Not Applicable

      7.                     Material Foreign Patents

                              Not Applicable

31.1                             Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2                             Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1                             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2                             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

 (1)          Incorporated by reference to such exhibit as filed with the Company’s registration statement on Form 10-SB, File No. 0-23957.

               (b)           Reports on Form 8-K.

                              Not applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5500 for audit and review fees during for the fiscal year ended December 31, 2006.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2006 were performed by persons other than the above accounting firm’s full time employees.

Audit –related Fees None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized December 4, 2008.

                                                                                    MEDITECNIC, INC.

                                                                                    By:       /s/ Bernard Arbaret

                                                                                                Bernard Arbaret

                                                                                                President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on December 4, 2008.

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

            Treasurer (Principal Accounting and Financial

            Officer) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2006 AND 2005

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

                                                                                                                                                   Page

INDEPENDENT AUDITOR’S REPORT..........................................................................           1

FINANCIAL STATEMENTS

            Consolidated Statements of Stockholders’ Equity..................................................        5 - 6

            Notes to Financial Statements .........................................................………………      7-17

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation)

24351 Pasto Road, Suite B

DanaPoint, CA 92629

We have audited the accompanying balance sheets of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meditecnic, Inc. (Predecessor, Viking Broadcasting Corporation) as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Blackwing Group, LLC

Independence, Missouri

October 29, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

                ASSETS                                                                                                                   DECEMBER 31,            DECEMBER 31,

                                                                                                                                                            2006                                2005

Current Assets

        Cash and cash equivalents                                                                                        $                   96,757        $                 107,781

        Interest Receivable (note C)                                                                                                            46,453                                     --

        Accounts Receivable (Note B)                                                                                                       15,252                             19,998

        Inventory                                                                                                                                         103,014                           103,761

        Prepaid Expenses                                                                                                                              61,706                                     --

        Marketable Securities (Note D)                                                                                                      23,957                                     --

Total Current Assets                                                                                                                              347,139                           231,540

Fixed Assets (Note E)

        Vehicles                                                                                                                                              16,921                             15,774

        Office Furniture                                                                                                                                 22,124                             17,871

        Office Equipment                                                                                                                              29,211                                     --

        Data Processing Equipment                                                                                                                    --                             48,728

        Equipment Installation                                                                                                                             --                                     --

        Organization Costs                                                                                                                                   --                                     --

                                                                                                                                                                     68,256                             82,373

        Accumulated Depreciation                                                                                                           (55,031)                          (47,319)

Total Fixed Assets                                                                                                                                    13,225                             35,054

Other Assets

        Patents (Note C)                                                                                                                              871,326                           871,326

        Deposits (Note I)                                                                                                                                   913                                    15

        Research and Development (Note J)                                                                                                     --                           142,257

Total Other Assets                                                                                                                                 872,239                        1,013,598

Total Assets                                                                                                                         $              1,232,603        $              1,280,192

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Accounts payable (Note L)                                                                                        $                 179,912        $                 171,166

        Accrued Payroll Taxes (Note M)                                                                                                      8,034                               4,795

        Other Current Liabilities                                                                                                                           --                               8,093

Total Current Liabilities                                                                                                                         187,946                           184,054

Long Term Liabilities

        Payable to Sonnig SA (Note N)                                                                                                    177,942                             84,081

        Loans From Shareholders (Note N)                                                                                          2,103,340                        1,798,856

Total Long Term Liabilities                                                                                                                2,281,282                        1,882,937

Stockholders’ Equity

        Preferred stock, (1,000 shares issued and outstanding)                                                                      1                                      1

        Capital Stock (7,527,485 issued and outstanding)                                                                         7,528                               7,528

        Additional Paid In Capital                                                                                                          3,495,072                        3,495,072

        Accumulated Deficit During the Development Stage                                                         (4,855,675)                     (4,379,486)

        Accumulated Other Comprehensive Income                                                                              116,450                             90,090

                                                                                                                                                             (1,236,625)                        (786,796)

Total Liabilities and Stockholders’ Equity                                                                       $              1,232,603        $              1,280,195

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                                                            FOR THE                                CUMULATIVE

                                                                                                                                        YEAR ENDED                                   FROM

                                                                                                                                       DECEMBER 31,                         MARCH 24, 1998

                                                                                                                                     ______________________                                    INCEPTION TO

                                                                                                                                2006                          2005                  DEC. 31, 2006

Income

        Sales Turnover                                                                                                                --                             --                         258,814

        Research and Development                                                                                             --                             --                         357,332

        Realization of Patents                                                                                                     --                             --                           90,734

        Other Revenue                                                                                                             260                          269                           14,832

Total Income                                                                                                                       260                          269                         721,712

Operating Expenses

        Supplies                                                                                                                   45,029                             --                           45,029

        General and Administrative                                                                                     14,836                     21,135                         311,176

        Bank Charges                                                                                                               762                       1,229                           51,987

        Audit Fees                                                                                                               15,836                             --                            94,571

        Marketing and Advertising                                                                                           279                       3,067                           18,510

        Other Financial Charges                                                                                            1,231                          387                           58,606

        Legal and Honoraries Fees                                                                                       37,457                     44,193                         170,616

        Research and Development                                                                                     22,382                             --                      1,072,226

        Translation Fees                                                                                                              --                             --                             3,619

        Patent Fees                                                                                                             20,241                     84,480                         742,086

        Travel Expenses                                                                                                       3,345                       2,450                         134,242

        Depreciation                                                                                                             5,808                       4,885                           53,127

        Amortization                                                                                                                  --                     36,234                         592,347

        Staff Research                                                                                                       189,642                   245,930                      1,403,427

        Office Expenses                                                                                                        2,625                       7,390                           49,840

        Vehicle Expense                                                                                                        6,014                       5,324                           19,133

        Entertainment                                                                                                                 --                             --                           17,258

        Small Materials and Supplies                                                                                            --                             --                           69,490

        Postage                                                                                                                          71                          216                             2,014

        Insurance – Business                                                                                                  1,332                       2,385                           14,547

        Promotions and Seminars                                                                                        20,146                     12,526                         115,888

        Telephone                                                                                                                 1,334                       2,321                           18,434

        Office Rent                                                                                                             63,812                     62,400                         356,381

        Utilities                                                                                                                           --                             --                                318

        Repairs and Maintenance                                                                                                 --                             --                             1,741

        Payroll Taxes                                                                                                         22,327                     32,432                         137,920

Total Operating Expenses                                                                                             474,509                   586,984                      5,554,733

Net Operating Income (Loss)                                                                                     (474,249)                (568,715)                   (4,833,021)

Other Income (Expense)

        Interest Income                                                                                                               --                             --                           38,607

        Insurance Indemnities                                                                                                      --                             --                           10,568

        Loss on Disposal of Assets                                                                                              --                  (14,288)                        (14,288)

        Other Taxes                                                                                                              (959)                          192                        (39,301)

        Interest Expense                                                                                                       (981)                       (900)                        (18,240)

Total Other Income (Expense)                                                                                    (11,940)                  (14,996)                        (22,654)

Net Income (Loss)                                                                                           $        (476,189)        $      (583,711)        $         (4,855,675)

Other Comprehensive Income (Loss)

        Gains (Losses) on Exchange Rates                                                                           23,642                     73,873                           66,420

        Change in Value of Life Insurance                                                                                   --                             --                           12,744

        Gain (Loss) in Marketable Securities                                                                          2,718                       2,294                           37,286

Net Other Comprehensive Income (Loss)                                                        $             26,360                     76,167                         116,450

Net Income (Loss) per share (Note L)                                                             $          (0.0633)         $        (0.0775)          $              (0.6451)

Weighted Average Number of Shares Outstanding                                                      7,527,485               7,527,385                        7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                                                            FOR THE                              CUMULATIVE

                                                                                                                                      YEARS ENDED                                FROM

                                                                                                                                      DECEMBER 31,                       MARCH 24, 1998

                                                                                                                                     __________________        TO

                                                                                                                                2006                          2005                  DEC. 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                                    $        (476,189)        $      (583,711)        $         (4,855,675)

Adjustments to reconcile net income to net cash provided

   by operating activities

        Depreciation                                                                                                          5,808                       4,885                           55,031

        Amortization                                                                                                                --                     36,234                         592,347

        (Increase) decrease in:

        Interest Receivable                                                                                          (46,453)                             --                        (46,453)

        Accounts Receivable (Note B)                                                                           4,746                  (22,403)                        (15,252)

        Inventory                                                                                                                  747                       (401)                      (103,014)

        Prepaid Expenses                                                                                             (61,706)                             --                        (61,706)

        Research and Development                                                                            144,164                (119,258)                      (592,347)

        Decrease (increase) in:

        Accounts payable (Note L)                                                                                 8,746                     14,154                         179,912

        Other Comprehensive Income                                                                          26,360                     76,167                         116,450

        Other Current Liabilities                                                                                    (8,093)                       8,093                                   --

        Accrued Payroll Taxes (Note M)                                                                        3,239                       4,269                             8,034

                Net Cash Provided (Used) By Operating Activities                         (398,631)                (581,971)                   (4,722,673)

CASH FLOWS FROM INVESTING ACTIVITIES

        Cash Used for Deposit                                                                                            898                   234,051                             (913)

        Acquisition of Fixed Assets                                                                                      --                             --                        (68,256)

        Disposal of Fixed Assets                                                                                   14,117                   113,098                                   --

        Cash Used for Patent Acquisition                                                                            --                (234,066)                      (871,326)

        (Increase) decrease in Marketable Securities                                              (23,957)                     20,287                        (23,957)

                Net Cash (Used) By Investing Activities                                             (10,738)                   133,370                      (964,452)

CASH FLOWS FROM FINANCING ACTIVITIES

        Loans From Shareholders                                                                                304,484                   380,539                      2,103,340

        Payable to Sonnig SA                                                                                        93,861                     84,081                         177,942

        Sale of Common Stock                                                                                               --                             --                      3,502,600

                Net Cash (Used) By Financing Activities                                             398,345                   464,620                      5,783,882

                NET NCREASE (DECREASE) IN CASH                                              (11,024)                     16,019                           96,757

CASH AT BEGINNING OF PERIOD                                                                      107,781                     91,762                                   --

CASH AT END OF PERIOD                                                                      $             96,757        $         107,781                           96,757

Cash Paid for Interest                                                                                                      981                          900                           18,319

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON MARCH 24, 1998

(Expressed in US Dollars)

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                      Total

Capital Stock Issued                   Number of                                      Number   of                        Additional    Comprehensive                     Stockholders’

                                                         Preferred                                       Common                             Paid In           Income            Deficit                      Equity

                                                         Shares                 Value                Shares          Value             Capital           (Loss)           Accumulated           (Deficit)

-- at March 24, 1998                            --                $            --                27,485     $        28           $       --          $           --           $        (28)            $            --

--  Placement in March 1998

Saleof share in Rule 504 (Note J)  1,000                            1           6,000,000         6,000            95,734                         --                    (28)               101,707

--  Exercise of Options in

July and September 1998 (Note J)     --                             --          1,500,000          1,500        2,979,321                        --                     (28)            2,980,793

--  Other Comprehensive Income

Foreign Currency Translation Adjustments   --             --                      --                 --                      --                 11,110                       --                 11,110

Gain (Loss) in Marketable Securities  --                          --                      --                 --                      --                         --                        --                         --

Net Loss for the period from March 24, 1998

To December 31, 1998                            --                        --                       --                --                      --                  --                      (146,292)           (146,292)

Balance as of December 31, 1998      1,000                   1          7,527,485           7,528       3,075,055                  11,110             (146,320)          2,947,374

--  Other Comprehensive Income

Foreign Currency Translation Adjustments    --          --                      --                  --                     --                          --                        --                          --

Gain (Loss) in Marketable Securities    --                      --                      --                  --                      --                   72,133                      --                 72,133

Net Loss for year ending December 31, 1999 --          --                       --                 --                       --                         --              (213,165)           (213,165)

Balance as of December 31, 1999       --                      --                       --                 --                       --                         --                        --             2,806,342

--  Other Comprehensive Income

Foreign Currency Translation Adjustment    --           --                      --                 --                        --                  37,544                       --                 37,544

Gain (Loss) in Marketable Securities             --            --                      --                  --                       --                   67,495                      --                  67,495

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON MARCH 24, 1998

(Expressed in US Dollars)

                                                                                                                                                                                                                                   Total

Capital Stock Issued                         Number of                        Number of                          Additional    Comprehensive                       Stockholders’

                                                             Preferred                           Common                              Paid In            Income               Deficit                  Equity

                                                              Shares       Amount        Shares           Value             Capital            (Loss)         Accumulated           (Deficit)

Net Loss for year ending

December 31, 2000                                        --                --                   --                 --                        --                    --                 (329,387)                (329,387)

Balance as of December 31, 2000                                                                                                                                                                            2,581,995

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments   --         --                 --                   --                        --                      --                  (34,735)                  (34,735)

Gain (Loss) in Marketable Securities               --         --                 --                   --                        --              (34,798)                        --                    (34,798)

Increase in Value of Life Insurance          --                 --                 --                   --                        --               12,744                         --                     12,744

Addition of Assets for Acquisition         --                 --                 --                   --                        --                       --                 420,017                 420,017

Net Loss for year ending December 31, 2001  --         --                 --                   --                        --                       --            (1,111,226)            (1,111,226)

Balance as of December 31, 2001                                                                                                                                                                             1,833,998

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment   --           --                 --                    --                        --             (14,793)                       --                     (14,793)

Gain (Loss) in Marketable Securities             --           --                 --                    --                        --             (24,932)                       --                     (24,932)

Net Loss for year ending December 31, 2002 --         --                 --                    --                        --                      --              (510,148)                  (510,148)

Balance as of December 31, 2002                                                                                                                                                                              1,284,125

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments   --       --                  --                    --                        --             (27,669)                        --                     (27,669)

Gain (Loss) in Marketable Securities               --       --                  --                    --                        --               29,109                         --                      29,109

Net Loss for year ending December 31, 2003 --      --                   --                    --                        --                      --               (932,466)                (932,466)

Balance as of December 31, 2003                                                                                                                                                                              353,099

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION

ON MARCH 24, 1998

(Expressed in US Dollars)

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                Total

Capital Stock Issued                                                Number of                           Number of                 Additional    Comprehensive             Stockholders’

                                                                                    Preferred                              Common                     Paid In          Income           Deficit             Equity

                                                                                    Shares           Amount         Shares       Value       Capital         (Loss)      Accumulated        (Deficit)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments                     --                 --                   --                  --                --           8,554                 --                   8,554

Gain (Loss) in Marketable Securities                                 --                 --                   --                  --                --          (9,108)                --                  (9,108)

Net Loss for year ending December 31, 2004                   --                 --                   --                 --                 --                  --       (718,308)           (718,308)

Balance as of December 31, 2004                                                                                                                                                                              (365,764)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments                    --                 --                   --                 --                 --        73,873                  --                  73,873

Gain (Loss) in Marketable Securities                                --                  --                  --                 --                 --          2,294                   --                   2,294

Recapture of Depreciation/Amortization

 on Disposal of Assets                                                       --                  --                  --                 --                 --         86,511                   --                 86,511

Net Loss for year ending December 31, 2005                  --                  --                 --                  --                 --                --         (583,711)            (583,711)

Balance as of December 31, 2005                                                                                                                                                                              (786,796)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments                     --                  --               --                   --                 --        23,642                     --                23,642

Gain (Loss) in Marketable Securities                                 --                  --               --                   --                 --          2,718                      --                 2,718

Net Loss for year ending December 31, 2006                  --                   --               --                    --                 --              --             (476,189)         (476,189)

Balance as of December 31, 2006                                                                                                                                                                           (1,236,625)

See accompanying Notes to Financial Statements..

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended
December 31, 2006 and 2005, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2006 and 2005 totaled $279, and $3,067, respectively.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

In May 2004, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations. As of December 31, 2006, total Receivables were $15,252 for VAT (Value Added Tax) charged to customers at time of shipment. As of December 31, 2005, total Receivables were $19,998. There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements.  All amounts are based on actual costs incurred.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE B - ACCOUNTS RECEIVABLE (continued)

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

NOTE C - INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables. The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets. As of December 31, 2006 and 2005 the Company $46,453 and $0 interest receivables.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net gain in marketable securities for 2005 was $2,294 and in
 2006 the net gain was $2,718.

NOTE E – FIXED ASSETS

The carrying values of fixed assets as of December 31, 2006 and 2005 were as follows:

	2006	2005
Vehicles	$ 15,774	15,774
Office Furniture	17,871	17,871
Office Equipment	29,211	48,728
	68,256	82,373
Accumulated Depreciation	(55,031)	(47,319)
	$ 13,225	$ 35,054

Depreciation for the periods ended December 31, 2006 and 2005 is $5,808 and $4,885.

NOTE F – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date. The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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
 The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2006 and 2005 there were no deferred tax liabilities or assets. As of December 31,
 2006, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE I - INCOME TAXES (continued)

The Company has no U.S. operations and is incorporated in Nevada, which levies no income tax on corporations.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE J - RESEARCH AND DEVELOPMENT

Research and Development Costs are capitalized based on actual costs incurred.  Amortization is calculated on the Net Book
 Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year.  The balances in these account for the periods ending December 31, 2006 and 2005 are as follows:

	2006	2005
Research and Development Costs	592,347	734,604
Accumulated Depreciation	(592,347)	(592,347)
	$ 0	$ 0

Other Company sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2006 and 2005 research and development costs were $22,382 and $0, respectively.

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

NOTE L - ACCOUNTS PAYABLE

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received.  The amount due at December 31, 2006 was $179,912 and $171,166 at December 31, 2005.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE M – ACCRUED PAYROLL TAXES

These accounts represent to actual amounts of unpaid payroll taxes as of the end of each period. The amounts due at
 December 31, 2006 and 2005 are $8,034 and $4,795.

NOTE N - LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS

The balances in this account as of December 31, 2006 and 2005 were $2,103,340 and $1,798,856. These accounts consist of amounts due to stockholders, on which payments have been postponed. As of the date of these financial statements,
Management at Meditecnic is of the opinion that these amounts can be considered as a loss; only a return to a positive Net
 Stockholders Equity could liberate the postponed amounts.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The Company has also loaned funds to Meditecnic SA prior to the exercising of the purchase agreement. In addition the
 Company placed a CHF 60,000 deposit for the purchase of patents in December 2000  ($38,346) and a CHF 100,000
 ($60.390) for the purchase of an additional patent in February 2001.Due to the exercising of the subsidiary stock purchase the intercompany balances have been eliminated.

The Company had cash on hand and marketable securities of $120,714 at December 31, 2006, which is not believed to be sufficient to fund the Company's operations until at the end of fiscal 2007.

NOTE S – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE S – NET LOSS PER COMMON SHARE (continued)

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2006 and 2005.

Number of shares	Net Loss	Year	Net Loss Per Share
7,527,485	$ 476,189	2006	.0633
7,527,485	$ 583,711	2005	.0775

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

No additional shares of stock will be issued as part of this purchase option agreement. Therefore the equity section of the financial statements presented reports the total number of shares issued as of December 31, 2006 as Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) shares of common stock.

Meditecnic, SA had assets valued at $420,017; therefore the Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) share of common stock on shares of Meditecnic, SA Corp still issued and outstanding had a value of ..0558 cents per share at the date of acquisition. Meditecnic, Inc. had assets on the books valuing Two Million Six Hundred Twenty Thousand Four Hundred Sixty Three (2,620,463) resulting in a stock value of .348 cents per share prior to the acquisition.

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