Form 10-Q
period 2007-03-31
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

at December 11, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS

MARCH 31,

DECEMBER 31,

Current Assets

2007

2006

Cash and cash equivalents

$

85,424

$

96,757

Interest Receivable (Note C)

--

46,453

Accounts Receivable (Note B)

26

15,252

Inventory

103,014

103,014

Prepaid Expenses

28,933

61,706

Marketable Securities (Note D)

14,374

23,957

Total current assets

231,771

347,139

Fixed Assets

Vehicles

16,921

16,921

Office Furniture

51,334

22,124

Office Equipment

--

29,211

68,255

68,256

Accumulated Depreciation

(55,031)

(55,031)

Total Fixed Assets

13,224

13,225

Other Assets

Patents (Note C)

871,326

871,326

Deposits (Note G)

9,583

913

Total Other Assets

880,909

872,239

Total Assets

$

1,125,904

$

1,232,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

7,347

$

179,912

Accrued Payroll Taxes

--

8,034

Total Current Liabilities

7,347

187,946

Long Term Liabilities

Payable to Sonnig SA (Note N)

177,942

177,942

Loans from Shareholders (Note N)

2,600,574

2,103,340

Total Long Term Liabilities

2,778,516

2,281,282

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,281,339)

(4,855,675)

Accumulated Other Comprehensive Income

118,780

116,450

(1,659,959)

(1,236,625)

Total Liabilities and Stockholders’ Equity

$

1,125,904

$

1,232,603

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2007

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

2007

2006

2007

Income

Sales Turnover

$

--

$

--

$

258,814

Research and Development

--

--

357,332

Realization of Patents

--

--

90,734

Other Revenues

--

679

14,832

Total Income

--

679

721,712

Operating Expenses

Supplies

1,042

11,257

46,071

General and Administrative

29,145

13,441

340,321

Bank Charges

616

391

52,603

Audit Fees

3,993

3,270

98,564

Marketing and Advertising

--

5,037

18,510

Other Financial Charges

1,524

1,063

60,330

Legal and Honoraries

6,610

6,838

177,226

Research and Development

2,836

4,589

1,075,062

Translation Fees

--

--

3,619

Patent Fees

18,044

18,897

760,130

Travel

--

836

134,242

Depreciation

--

1,928

55,031

Amortization

--

--

592,347

Staff Research

41,349

47,411

1,722,822

Office Expense

485

587

50,325

Vehicle Expense

3,497

510

22,630

Entertainment

--

--

17,258

Small Materials and Supplies

--

--

69,490

Postage and Delivery

--

--

2,014

Insurance – Business

--

333

14,547

Promotions and Seminars

--

772

115,888

Telephone

273

351

18,707

Office Rent

30,838

14,877

387,219

Utilities

584

1,075

902

Repairs and Maintenance

--

1,133

1,741

Payroll Taxes

5,301

5,582

143,221

Total Operating Expenses

146,137

140,178

5,980,820

Net Operating Income (Loss)

(146,137)

(139,499)

(5,259,108)

Other Income (Expense)

Interest Income

423

--

39,030

Insurance Indemnities

--

--

10,568

Loss on Disposal of Assets

--

--

(14,288)

Interest Expense

--

--

(39,301)

Other taxes

--

(325)

(18,240)

Total Other Income (Expense)

423

(325)

(22,231)

Net Income (Loss)

$

(145,714)

$

(139,824)

$

(5,281,339)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

391

(240)

66,811

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

1,939

(825)

39,225

Net Comprehensive Income (Loss)

2,330

(1,065)

118,780

Net Income (Loss) per share

$

(0.0194)

$

(0.0186)

$

(0.7016)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2007

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2007

2006

2007

Net Income

$

(415,714)

$

(139,824)

$

(5,281,339)

Adjustments to reconcile net income to net cash provided

  by operating activities:

Depreciation

--

1,928

55,031

Amortization

--

--

592,347

Increase (decrease) in:

Interest Receivable

46,453

(22)

--

Accounts Receivable

15,226

19,107

(26)

Prepaid Expenses

32,773

(61,706)

(28,933)

Inventory

--

750

(103,014)

Research and Development

--

128,475

(592,347)

Increase (decrease) in:

Accounts Payable

(172,565)

936

7,347

Accrued Liabilities

(8,034)

3,239

108,416

Other Current Liabilities

--

(8,093)

--

Other Comprehensive Income

2,330

(1,065)

10,364

Net Cash Provided (Used) By Operating Activities

(229,531)

(52,676))

(5,232,154)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(8,670)

15

(9,583)

Acquisition of Fixed Assets

--

--

(68,256)

Disposal of Fixed Assets

--

27,900

(871,326)

Increase (decrease) in Marketable Securities

9,583

(23,957)

(14,374)

Net Cash (Used) By Investing Activities

913

3,958

(963,539)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

217,285

(80,487)

2,600,574

Payable to Related Party

--

93,861

177,942

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

217,285

13,374

6,281,117

NET INCREASE (DECREASE) IN CASH

(11,333)

(38,944)

85,424

CASH AT BEGINNING OF PERIOD

96,757

107,781

--

CASH AT END OF PERIOD

$

85,424

$

68,837

$

85,424

Cash Paid for Interest

--

--

18,319

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the three months ended March 31, 2007 and 2006 totaled $0 and $5,037, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the  impact of EITF 08-3 on its consolidated financial position and results of operations to be material.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the approval of the Securities and Exchange Commission. The Company does not expect the effects of adopting this statement to be significant.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15. 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

 In December 2007, FASB issued SFAS No. 160 “Non-controlling Interest in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No.51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 defines “a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent”.  The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company is evaluating the impact, if any, of the adoption of SFAS No. 160.  It is not expected to have material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities amendment of FASB Statement No. 133” (“SFAS 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective in fiscal years beginning after November 15. 2008 and is required to be adopted by the Company in the first quarter of fiscal year 2010.  The Company does not expect the adoption of SFAS 161 will have a material impact on the Company’s disclosures.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted adopt SFAS No. 159 during the first quarter of fiscal 2008.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements. In November 2007, the FASB approved the deferral of the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of March 31, 2007 and 2006, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the three months ended March 31, 2007 was $9,583 and for 2006 was (23,957).

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three months ended March 31, 2007 and 2006, respectively. Our net loss was $145,714 and $139,824 for the three months ended March 31, 2007 and 2006, respectively.  We increased rent and other general and administrative expenses in the quarter, offset by reductions in marketing and advertising, supplies, depreciation and other items.  The Company is in a general program of reducing expenses due to the lack of cash.

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans. Shareholders loaned $217,285 in the quarter ended March 31, 2007. In the March 2006 quarter, a portion of the amount due to shareholders was repaid in the March 2006, and additional cash was provided by another related party.  Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders, but effective marketing of its products will likely require in excess of $1 million. Shareholders and other loans total $2,778,516 as of March 31, 2007. Because of these loans and other liabilities of the Company, it has a negative shareholders’s equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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

December 11, 2008

By:/s/ Luc Badel

Luc Badel

Treasurer (chief financial officer

and accounting officer and duly

authorized officer)