Form 10-Q
period 2007-06-30
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS

JUNE 30,

DECEMBER 31,

Current Assets

2007

2006

Cash and cash equivalents

$

86,623

$

96,757

Interest Receivable

--

46,453

Accounts Receivable

--

15,252

Inventory

103,014

103,014

Prepaid Expenses

28,933

61,706

Marketable Securities

14,374

23,957

Total Current Assets

232,944

347,139

Fixed Assets

Vehicles

16,921

16,921

Office Furniture

51,334

22,124

Office Equipment

--

29,211

68,255

68,256

Accumulated Depreciation

(55,031)

(55,031)

Total Fixed Assets

13,224

13,225

Other Assets

Patents

871,326

871,326

Deposits

9,583

913

Total Other Assets

880,909

872,239

Total Assets

$

1,127,077

$

1,232,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

12,517

$

179,912

Accrued Payroll Taxes

--

8,034

Total Current Liabilities

12,517

187,946

Long Term Liabilities

Payable to Related Party

172,832

177,942

Loans from Shareholders

2,682,282

2,103,340

Total Long Term Liabilities

2,855,114

2,281,282

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,361,808)

(4,855,675)

Accumulated Other Comprehensive Income

118,654

116,450

(1,740,554)

(1,236,625)

Total Liabilities and Stockholders’ Equity

$

1,127,077

$

1,232,603

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2007

2006

2007

2006

JUNE 30, 2007

Income

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenues

--

679

--

--

14,832

Total Income

--

679

--

--

721,712

Operating Expenses

Supplies

2,311

22,514

1,269

11,257

47,340

General and Administrative

36,264

24,463

7,119

11,022

347,440

Bank Charges

1,066

911

450

520

53,053

Audit Fees

4,156

16,540

163

13,270

98,727

Marketing and Advertising

2,570

10,074

2,570

5,037

21,080

Other Financial Charges

1,672

1,190

148

127

60,478

Legal and Honoraries

16,415

11,397

9,805

4,559

187,031

Research and Development

2,836

9,179

--

4,590

1,075,062

Translation Fees

--

--

--

--

3,619

Patent Fees

19,319

18,897

1,275

--

761,405

Travel

1,421

1,672

1,421

836

135,663

Depreciation

--

3,856

--

1,928

55,031

Amortization

--

--

--

--

592,347

Staff Research

73,941

94,822

32,592

47,411

1,755,414

Office Expense

1,128

1,174

643

587

50,968

Vehicle Expense

3,898

1,020

401

510

230,031

Entertainment

--

--

--

--

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage and Delivery

--

--

--

--

2,014

Insurance – Business

--

666

--

333

14,547

Promotions and Seminars

--

772

--

--

115,888

Telephone

415

702

142

351

18,849

Office Rent

46,981

29,754

16,143

14,877

403,362

Utilities

2,568

2,151

1,984

1,076

2,886

Repairs and Maintenance

--

1,133

--

--

1,741

Payroll Taxes

9,645

11,164

4,344

5,582

147,565

Total Operating Expenses

226,606

264,051

80,469

123,873

6,061,289

Net Operating Income (Loss)

(226,606)

(263,372)

(80,469)

(123,873)

(5,339,577)

Other Income (Expense)

Interest Income

423

65

--

65

39,030

Interest Expense

--

--

--

--

(39,301)

Loss on Disposal of Assets

--

--

--

--

(14,288)

Insurance Indemnities

--

--

--

--

10,568

Business taxes

--

(650)

--

(325)

(18,240)

Total Other Income (Expense)

423

(585)

--

(260)

(22,231)

Net Income (Loss)

$

(226,183)

$

(263,957)

$

(80,469)

$

(124,133)

$

(5,361,808)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

265

(48)

(126)

192

66,685

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

1,939

(1,065)

--

(240)

39,225

Net Comprehensive Income (Loss)

2,204

(1,113)

(126)

(48)

118,654

Net Income (Loss) per share

(0.0300)

$

(0.0351)

$

(0.0107)

$

(0.0165)

$

(0.7123)

Weighted Average Number

of Shares Outstanding

7,527,485

7,527,485

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2007

2006

2007

2006

JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income

$

(226,183)

$

(439,900)

$

(80,469)

$

(161,069)

$

(5,361,808)

Adjustments to reconcile net income to net cash

  provided by operating activities

Depreciation

--

103,068

--

(893)

55,031

Amortization

--

36,646

--

1,448

592,347

Increase (decrease) in:

Interest Receivable

46,453

--

--

--

--

Accounts Receivable

15,252

(7,435)

26

14,662

(0)

Prepaid Expenses

32,773

--

--

--

(28,933)

Inventory

--

(544)

--

6,491

(103,014)

Research and Development

--

(69,343)

--

(56,877)

(606,129)

Decrease (Increase) in:

Accounts Payable

(167,395)

7,633

5,170

14,197

12,517

Deferred Revenue

--

134,555

--

94,290

--

Accrued Liabilities

(8,034)

(526)

--

--

--

Other Comprehensive Income

2,204

39,983

(126)

7,246

118,654

Net Cash Provided (Used) By

  Operating Activities

(304,930)

(195,863)

(75,399)

(80,505)

(5,321,336)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(8,670)

--

--

--

(9,583)

Acquisition of Fixed Assets

--

--

--

--

(68,255)

Cash Used of Patent Acquisition

--

--

--

--

(871,326)

Disposal of Fixed Assets

--

3,524

--

(19,727)

13,783

(Increase) decrease in Marketable

  Securities

9,583

956

--

1,208

(14,374)

Net Cash (Used) By Investing

  Activities

913

4,480

--

(18,519)

(949,756)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

298,993

144,887

81,708

124,217

2,682,282

Payable to Related Party

(5,110)

--

(5,110)

--

172,832

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing

  Activities

293,883

144,887

76,598

124,217

6,357,715

NET INCREASE (DECREASE) IN CASH

(10,134)

(46,496)

1,199

25,193

86,623

CASH AT BEGINNING OF PERIOD

96,757

91,762

85,424

20,073

--

CASH AT END OF PERIOD

$

86,623

$

45,266

$

86,623

$

45,266

$

86,623

Cash Paid for Interest

--

1,324

--

861

17,338

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2007

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three months ended June 30, 2007 and 2006, and the cash flows for the three months ended June 30, 2007 and 2006.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the six months  ended June 30, 2007 and 2006 totaled $2,570 and $10,574, respectively.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of June 30, 2007 and 2006, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase in marketable securities for the six months ended June 30, 2007 was $9,583 and for 2006 was $956.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and six months ended June 30, 2007 and 2006. Our net loss was $80,469 and $226,183 for the three and six months ended June 30, 2007, compared to a net loss of $124,133 and $263,957 for the three and six months ended June 30, 2006. We reduced audit, patent, rent and supplies in 2007 compared to 2006, accounting for the reduced loss, offset by increased legal and other costs. The Company is continually seeking to cut costs due to the lack of cash.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans and loans from Sonnig, a related party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In the six months ended June 30 2007 shareholders loaned $298,993 to the Company, and Sonnig was repaid $5,100. The total loans as of June 30, 2007 are $2,855,114. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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