Form 10-Q
period 2007-09-30
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS

SEPTEMBER 30,

DECEMBER 31,

Current Assets

2007

2006

Cash and cash equivalents

$

10,325

$

96,757

Interest Receivable

--

46,453

Accounts Receivable

--

15,252

Inventory

103,014

103,014

Prepaid Expenses

28,296

61,706

Marketable Securities

13,779

23,957

Total Current Assets

155,414

347,139

Fixed Assets

Vehicles

16,921

16,921

Office Furniture

51,334

22,124

Office Equipment

--

29,211

68,255

68,256

Accumulated Depreciation

(55,031)

(55,031)

Total Fixed Assets

13,224

13,225

Other Assets

Patents

871,326

871,326

Research and Development

--

--

Deposits

9,250

913

Total Other Assets

880,576

872,239

Total Assets

$

1,049,214

$

1,232,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

8,196

$

179,912

Accrued Payroll Taxes

--

8,034

Total Current Liabilities

8,196

187,946

Long Term Liabilities

Payable to Related Party

177,942

177,942

Loans from Shareholders

2,684,426

2,103,340

Total Long Term Liabilities

2,862,368

2,281,282

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,439,378)

(4,855,675)

Accumulated Other Comprehensive Income

115,428

116,450

(1,821,350)

(1,236,625)

Total Liabilities and Stockholders’ Equity

$

1,049,214

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

--

721,712

Operating Expenses

Supplies

3,601

33,771

1,290

11,257

48,630

General and Administrative

43,484

25,485

7,220

1,022

354,660

Bank Charges

1,348

1,246

282

335

53,335

Audit Fees

4,322

19,810

166

3,270

98,893

Marketing and Advertising

5,183

15,111

2,613

5,037

23,693

Other Financial Charges

1,708

1,191

36

1

60,514

Legal and Honoraries

23,758

11,397

7,343

--

194,374

Research and Development

2,836

17,512

--

8,333

1,075,062

Translation Fees

--

--

--

--

3,619

Patent Fees

19,319

18,897

--

--

761,405

Travel

2,865

2,508

1,444

836

137,107

Depreciation

--

5,784

--

1,928

55,031

Amortization

--

--

--

--

592,347

Staff Research

107,070

142,233

33,129

47,411

1,788,543

Office Expense

1,782

1,761

654

587

51,622

Vehicle Expense

4,305

1,530

407

510

23,438

Entertainment

--

--

--

--

17,258

Small Materials and Supplies

--

--

--

--

69,490

Postage Delivery

--

--

--

--

2,014

Insurance

--

999

--

333

14,547

Promotions and Seminars

--

1,544

--

772

115,888

Telephone

560

1,053

145

351

18,994

Office Rent

63,390

44,631

16,409

14,877

419,771

Utilities

4,585

3,227

2,017

1,076

4,903

Repairs and Maintenance

--

2,266

--

1,133

1,741

Payroll Taxes

14,060

16,746

4,415

5,582

151,980

Total Operating Expenses

304,176

368,702

77,570

104,651

6,138,859

Net Operating Income (Loss)

(304,176)

(368,023)

(77,570)

(104,651)

(5,417,147)

Other Income (Expense)

Interest Income

423

130

--

65

39,030

Interest Expense

--

--

--

--

(39,301)

Loss on Disposal of Assets

--

--

--

--

(14,288)

Insurance Indemnities

--

--

--

--

10,568

Other taxes

--

(975)

--

(325)

(18,240)

Total Other Income (Expense)

423

(845)

--

(260)

(22,231)

Net Income (Loss)

$

(303,753)

$

(368,868)

$

(77,570)

$

(104,911)

$

(5,439,378)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(2,961)

651

(3,226)

699

63,459

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

1,939

(1,305)

--

(240)

39,225

Net Other Comprehensive Income (Loss)

(1,022)

(654)

(3,226)

459

115,428

Net Income (Loss) per share

(0.0404)

$

(0.0490)

$

(0.0103)

$

(0.0139)

$

(0.7226)

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

(303,753)

$

(552,599)

$

(77,570)

$

(112,699)

$

(5,439,378)

Adjustments to reconcile net income to net cash

  provided by operating activities

Depreciation

--

105,957

--

2,889

55,031

Amortization

--

54,039

--

17,393

592,347

Increase (decrease) in:

Interest Receivable

46,453

--

--

--

--

Accounts Receivable

15,252

(7,435)

--

--

--

Prepaid Expenses

33,410

--

637

--

(28,296)

Inventory

--

(544)

--

--

(103,014)

Research and Development

--

(69,343)

--

--

(606,129)

Decrease (Increase) in:

Accounts Payable

(171,716)

2,991

(4,321)

(4,642)

8,196

Accrued Payroll Taxes

(8,034)

--

--

--

--

Deferred Revenue

--

26,009

--

(108,546)

--

Other Comprehensive Income

(1,022)

89,517

(3,226)

49,534

115,428

Other Current Liabilities

--

(526)

--

--

--

Net Cash Provided (Used) By

  Operating Activities

(389,410)

(351,934)

(84,480)

(156,071)

(5,405,815)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(8,337)

--

333

--

(9,250)

Cash Used of Patent Acquisition

--

--

--

--

(871,326)

Acquisition of Fixed Assets

--

--

--

--

(68,256)

Disposal of Fixed Assets

--

9,731

--

6,207

13,783

Increase (decrease) in Marketable

  Securities

10,178

20,287

595

19,331

(13,779)

Net Cash (Used) By Investing

  Activities

1,841

30,018

928

25,538

(948,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

301,137

305,318

2,144

160,431

2,684,426

Payable to Related Party

--

--

5,110

--

177,942

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing

  Activities

301,137

305,318

7,254

160,431

6,364,969

NET INCREASE (DECREASE) IN CASH

(86,432)

(16,598)

(76,298)

29,898

10,325

CASH AT BEGINNING OF PERIOD

96,757

91,762

86,623

45,266

--

CASH AT END OF PERIOD

$

10,325

$

75,164

$

10,325

$

75,164

$

10,325

Cash Paid for Interest

--

1,324

--

861

17,338

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2007

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the three and nine months ended September 30, 2007 and 2006.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months  and nine  ended September 30, 2007 and 2006, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the nine months  ended September 30, 2007 and 2006 totaled $15,111 and $1,796,  respectively.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring

Recently Issued Accounting Pronouncements (continued)

costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of September 30, 2007 and 2006, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the nine months ended September 30, 2007 was $(25,887) and for 2006 was $20,287.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of September 30, 2006 and 2005 there were no deferred tax liabilities or assets. As of September 30, 2007, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and nine months ended September 30, 2007 and in the three and nine months ended September 30, 2006. Our net loss was $77,570 and $303,753 in the three and nine months ended September 30, 2007, compared to $104,911 and $368,868 for the three and nine months ended September 30, 2006. The decrease in net loss is the result of cost cutting measures in payroll, rent, audit, and patent costs offset by increased legal and rent costs and miscellaneous general and administrative expenses. The Company is continually seeking to reduce its expenses due to the lack of cash.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans and loans from Sonnig, a related party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In the nine months ended September 30, 2007 shareholders loaned $301,937 to the Company, and the total loans as of September 30, 2007 are $2,862,368. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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