Form 10-K
period 2007-12-31
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 [x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2007

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

MEDITECNIC, INC.

(Exact name of registrant as specified  in its charter)

Nevada

87-0430532

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

14 Quai du Seujet, Geneva, Switzerland

CH-1201

 (Address of principal executive offices)

(Zip Code)

Registrant's telephone number: (949) 489-2400

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ]      No  [    X  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [     ]      No  [    X  ]

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [     ]      No    [  X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]   Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2007:

Common Stock, Par Value $.001

7,527,485   Shares

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Business," "Risk Factors,"  and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

Item 1A. Risk Factors.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments. However, because we were delinquent in filing our periodic reports, the Enforcement Division of the Commission initiated on September __, 2008 a proceeding to revoke or suspend the registration of our common stock  This proceeding is ongoing. Should the proceeding be decided adversely to the Company, it would be required to file a new Form 10 with the Commission and obtain clearance of comments thereon before it could be traded on any securities market.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

(b)

Holders

As of December 31, 2007, there were approximately 392 holders of Company common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Company repurchases of common stock during the year ended December 31, 2007.

There were no Company repurchases of common stock during the year ended December 31, 2007.

(e)

Equity Compensation Plans

Meditecnic had no equity compensation plans as of December 31, 2007.

(f)

Sales of Unregistered Securities during the year ended December 31, 2007.

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

(h)

Change of Control.

There have been no changes of control.

Item 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to respond to this item.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no sales of its products in the years ended December 31, 2007 or 2006. Our net loss in 2007 of $534,858  compares to a net loss of $476,189 in  2006. The decrease in net loss was primarily due to reductions in research, audit fees, payroll and supplies offset by increases in legal fees and miscellaneous general and administrative expenses. We are seeking to cut costs as much as possible due to our cash shortage, until we can obtain more funding.

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

The Company is being funded by shareholder loans and loans from Sonnig, an unaffiliated party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In fiscal 2007 shareholders loaned $560,614 to the Company and Sonnig was repaid $5,100. These loans and loans from prior years total $3,109,822 as of December 31, 2007. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 9.

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

Item 9A.

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we determined that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

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

Item 8B.

OTHER INFORMATION

Not applicable

PART III

Item 9.

DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

Information as to the directors and executive officers of the Company is as follows:

Name

Age

Position

Bernard Arbalet

62

President

Luc Badel

65

Treasurer and Director

Mr. Arbalet has been President of Meditecnic since 2004. He has been a physician specializing in family practice sine 1975 in Ermenonville, France.

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

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid or anticipated to be paid by the Company to any executive officers until the receipt of revenues.  Directors currently receive no compensation for their duties as directors. There are no options issued and we have no stock or any other compensation plan for executives or members of the Board of Directors.No executive officer of us served as a member of the compensation committee or the equivalent of another entity during fiscal year 2006, 2007 or 2008. No executive officer of us served as a director of another entity, other than affiliates of us, during fiscal year 2006, 2007 and 2008.

Item 12.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

From time to time shareholders and another person have loaned amounts to the Company, as set forth under Item 7, Management’s Discussion and Analysis.   See Note N to the Financial Statements. These amounts are due on demand and bear no interest.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our principal accountants, The Blackwing Group LLC billed us $5500 for audit and review fees during for the fiscal year ended December 31, 2007.

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

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The financial statements of the Company are filed following the signature page of this report. No financial statement schedules are required.

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

.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized December 11, 2008.

MEDITECNIC, INC.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on December 11, 2008.

By:

/s/ Bernard Arbaret

Bernard Arbaret

President (Chief Executive Officer)

By:

/s/ Luc Badel

Luc Badel

Treasurer (Principal Accounting and Financial

Officer) and sole director

MEDITECNIC, INC. (Predecessor, Viking Broadcasting Corporation)

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED

DECEMBER 31, 2007 AND 2006

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

Independence, Missouri

October 29, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

ASSETS

DECEMBER 31,

DECEMBER 31,

2007

2006

Current Assets

Cash and cash equivalents

$

103,871

$

96,757

Interest Receivable (note C)

--

46,453

Accounts Receivable (Note B)

34,980

15,252

Inventory

98,272

103,014

Prepaid Expenses

40,980

61,706

Marketable Securities (Note D)

13,712

23,957

Total Current Assets

291,815

347,139

Fixed Assets (Note E)

Vehicles

16,921

16,921

Office Furniture

51,334

22,124

Office Equipment

738

29,211

68,993

68,256

Accumulated Depreciation

(55,497)

(55,031)

Total Fixed Assets

13,496

13,225

Other Assets

Patents (Note C)

871,326

871,326

Deposits (Note I)

9,142

913

Research and Development (Note J)

--

--

Total Other Assets

880,468

872,239

Total Assets

$

1,185,779

$

1,232,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable (Note L)

$

38,256

$

179,912

Accrued Payroll Taxes (Note M)

--

8,034

Total Current Liabilities

38,256

187,946

Long Term Liabilities

Payable to Sonnig SA (Note N)

173,620

177,942

Loans From Shareholders (Note N)

2,936,202

2,103,340

Total Long Term Liabilities

3,109,822

2,281,282

Stockholders’ Equity

Preferred stock, (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,603,231)

(4,855,675)

Accumulated Other Comprehensive Income

138,332

116,450

(1,962,299)

(1,236,625)

Total Liabilities and Stockholders’ Equity

$

1,185,779

$

1,232,603

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE

CUMULATIVE

YEAR ENDED

FROM

DECEMBER 31,

MARCH 24, 1998

______________________

INCEPTION TO

2007

2006

DEC. 31, 2007

Total Income

--

260

721,712

Operating Expenses

Staff Research

188,719

189,642

1,870,192

Audit Fees

8,229

15,836

102,800

Office Rent

102,053

63,812

458,434

General and Administrative

236,291

205,219

3,936,645

Total Operating Expenses

535,292

474,509

6,368,071

Net Operating Income (Loss)

(535,292)

(474,249)

(5,646,359)

Other Income (Expense)

Interest Income

434

--

39,041

Insurance Indemnities

--

--

10,568

Loss on Disposal of Assets

--

--

(14,288)

Other Taxes

--

(959)

(39,301)

Interest Expense

--

(981)

(18,240)

Total Other Income (Expense)

434

(1,940)

(22,220)

Net Income (Loss)

$

(534,858)

$

(476,189)

$

(5,668,579)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

58,910

23,642

125,330

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

(1,910)

2,718

35,376

Net Other Comprehensive Income (Loss)

$

57,000

26,360

173,450

Net Income (Loss) per share (Note L)

$

(0.0711)

$

(0.0633)

$

(0.7531)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,385

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE

CUMULATIVE

YEARS ENDED

FROM

DECEMBER 31,

MARCH 24, 1998

______________________

TO

2007

2006

DEC. 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income

$

(534,858)

$

(476,189)

$

(5,668,579)

Adjustments to reconcile net income to net cash provided

   by operating activities

Depreciation

3,474

5,808

64,303

Amortization

--

--

592,347

(Increase) decrease in:

Interest Receivable

46,453

(46,453)

--

Accounts Receivable (Note B)

15,252

4,746

--

Inventory

(10,853)

750

(113,867)

Prepaid Expenses

16,030

(61,706)

(45,676)

--

--

Research and Development

--

144,164

(592,347)

Decrease (increase) in:

Accounts payable (Note L)

(135,585)

8,746

44,327

Other Comprehensive Income

57,000

26,360

173,450

Other Current Liabilities

--

(8,093)

--

Accrued Payroll Taxes (Note M)

(8,034)

3,239

--

Net Cash Provided (Used) By Operating Activities

(551,121)

(398,630)

(5,546,042)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(9,679)

(898)

(10,592)

Acquisition of Fixed Assets

(737)

--

(68,993)

Disposal of Fixed Assets

--

14,117

--

Cash Used for Patent Acquisition

--

--

(871,326)

(Increase) decrease in Marketable Securities

8,069

(23,957)

(15,888)

Net Cash (Used) By Investing Activities

(2,347)

(10,739)

(966,799)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

560,614

304,484

2,936,202

Payable to Sonnig SA

--

93,861

177,942

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

560,614

398,345

6,616,745

NET NCREASE (DECREASE) IN CASH

7,146

(11,024)

103,903

CASH AT BEGINNING OF PERIOD

96,757

107,781

--

CASH AT END OF PERIOD

$

103,903

$

96,757

103,903

Cash Paid for Interest

--

900

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

1

7,527,485

7,528

3,075,055

83,243

(359,485)

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

1

7.527,485

7,528

3,075,055

188,282

(688,872)

2,581,995

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(34,735)

--

(34,735)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(34,798)

--

(34,798)

Increase in Value of Life Insurance

--

--

--

--

--

12,744

--

12,744

Addition of Assets for Acquisition

--

--

--

--

420,017

--

--

420,017

Net Loss for year ending December 31, 2001

--

--

--

--

--

--

(1,111,226)

(1,111,226)

Balance as of December 31, 2001

1

7,527,485

7,528

3,495,072

131,493

(1,800,098)

1,833,998

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(14,793)

--

(14,793)

Gain (Loss) in Marketable Securities

--

--

--

--

--

(24,932)

--

(24,932)

Net Loss for year ending December 31, 2002

--

--

--

--

--

--

(510,148)

(510,148)

Balance as of December 31, 2002

1

7,527,485

7,528

3,495,072

91,768

(2,310,346)

1,284,125

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

(27,669)

--

(27,669)

Gain (Loss) in Marketable Securities

--

--

--

--

--

29,109

--

29,109

Net Loss for year ending December 31, 2003

--

--

--

--

--

--

(932,466)

(932,466)

Balance as of December 31, 2003

1

7,527,485

7,528

3,495,072

93,208

(3,242,712)

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

1

7,527,485

7,528

3,495,072

93,208

(3,242,712)

(365,764)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

19,208

--

19,208

Gain (Loss) in Marketable Securities

--

--

--

--

--

2,294

--

2,294

Net Loss for year ending December 31, 2005

--

--

--

--

--

--

(583,711)

(583,711)

Balance as of December 31, 2005

1

7,527,485

7,528

3,495,072

114,156

(4,544,731)

(786,796)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

23,642

--

23,642

Gain (Loss) in Marketable Securities

--

--

--

--

--

2,718

--

2,718

Net Loss for year ending December 31, 2006

--

--

--

--

--

--

(476,189)

(476,189)

Balance as of December 31, 2006

1

7,527,485

7,528

3,495,072

116,450

(5,020,920)

(1,236,625)

--  Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustments

--

--

--

--

--

23,642

--

23,642

Gain (Loss) in Marketable Securities

--

--

--

--

--

2,718

--

2,718

Net Loss for year ending December 31, 2007

--

--

--

--

--

--

(534,858)

(534,858)

Balance as of December 31, 2007

1

7,527,485

7,528

3,495,072

173,450

(5,668,579)

(1,992,529)

See accompanying Notes to Financial Statements..

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the years ended December 31, 2007 and 2006, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the years ended December 31, 2007 and 2006 totaled $279, and $3,067, respectively.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable is defined as amounts due from customers for goods and services provided in the normal course of business operations. As of December 31, 2007, total Receivables were $15,252 for VAT (Value Added Tax) charged to customers at time of shipment. As of December 31, 2005, total Receivables were $19,998. There are no provisions made for Uncollectible Accounts for the periods covered in these financial statements.  All amounts are based on actual costs incurred.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTE C - INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables. The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets. As of December 31, 2007 and 2006 the Company $46,453 and $0 interest receivables.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net gain in marketable securities for 2006 was $2,294 and in 2007 the net gain was $2,718.

NOTE E – FIXED ASSETS

The carrying values of fixed assets as of December 31, 2007 and 2006 were as follows:

	2006	2005
Vehicles	$ 15,774	15,774
Office Furniture	17,871	17,871
Office Equipment	29,211	48,728
	68,256	82,373
Accumulated Depreciation	(55,031)	(47,319)
	$ 13,225	$ 35,054

Depreciation for the periods ended December 31, 2007 and 2006 is $5,808 and $4,885.

NOTE F – PREPAID EXPENSES

Prepaid expenses are prepayments made to secure the use of assets or the receipts of services at a future date. The amounts listed on the financial statements presented as prepaid assets are for insurance contracts that overlap the years presented.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of December 31, 2007 and 2006 there were no deferred tax liabilities or assets. As of December 31, 2007, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

NOTE J - RESEARCH AND DEVELOPMENT

Research and Development Costs are capitalized based on actual costs incurred.  Amortization is calculated on the Net Book Value of the Research and Development item/project, and an amortization rate of 33% (percent) per year.  The balances in these account for the periods ending December 31, 2007 and 2006 are as follows:

	2006	2005
Research and Development Costs	592,347	734,604
Accumulated Depreciation	(592,347)	(592,347)
	$ 0	$ 0

Other Company sponsored research and development costs related to both present and future products are expensed as incurred.  For the years ended December 31, 2007 and 2006 research and development costs were $22,382 and $0, respectively.

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

NOTE L - ACCOUNTS PAYABLE

These accounts represent the actual costs of amounts due to Vendors and Suppliers for goods and services received.  The amount due at December 31, 2007 was $179,912 and $171,166 at December 31, 2006.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE M – ACCRUED PAYROLL TAXES

These accounts represent to actual amounts of unpaid payroll taxes as of the end of each period. The amounts due at December 31, 2007 and 2006 are $8,034 and $4,795.

NOTE N - LONG TERM LIABILITIES/POSTPONED STOCKHOLDERS LOANS

The balances in this account as of December 31, 2007 and 2006 were $2,103,340 and $1,798,856. These accounts consist of amounts due to stockholders, on which payments have been postponed. As of the date of these financial statements, Management at Meditecnic is of the opinion that these amounts can be considered as a loss; only a return to a positive Net Stockholders Equity could liberate the postponed amounts.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company had cash on hand and marketable securities of $120,714 at December 31, 2007, which is not believed to be sufficient to fund the Company's operations until at the end of fiscal 2008.

NOTE S – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share.

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE S – NET LOSS PER COMMON SHARE (continued)

Basic net loss per common share is based on the weighted-average number of share of common stock of Seven Million Five Hundred Twenty Seven Thousand Four Hundred Eighty Five (7,527,485) outstanding in the periods ending December 31, 2007 and 2006.

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

15