Form 10-Q
period 2008-03-31
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes         No    X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule

12b-2 of the Exchange Act (Check one).

Large accelerated filer [  ]    Accelerated filer  [  ] Non-accelerated filer [  ]   Smaller Reporting Company [ X ]

(Do not check if a smaller reporting company)

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

BALANCE SHEET

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

MARCH 31,

DECEMBER 31,

Current Assets

2008

2007

Cash and cash equivalents

$

141,127

$

103,903

Inventory

130,259

113,867

Prepaid Expenses

48,153

45,676

Marketable Securities (Note D)

18,176

15,888

Total current assets

337,715

279,334

Fixed Assets (Note E)

Vehicles

21,396

16,921

Office Furniture & Equipment

65,889

52,072

87,285

68,993

Accumulated Depreciation

(73,560)

(64,303)

Total Fixed Assets

13,725

4,690

Other Assets

Patents (Note H)

871,326

871,326

Deposits (Note G)

12,117

10,592

Total Other Assets

883,443

881,918

Total Assets

$

1,234,883

$

1,165,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

54,181

$

44,327

Accrued Payroll Taxes

39,274

--

Total Current Liabilities

93,455

44,327

Long Term Liabilities

Payable to Sonnig SA (Note N)

177,942

177,942

Loans from Shareholders (Note N)

3,257,374

2,936,202

Total Long Term Liabilities

3,435,316

3,114,144

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,860,875)

(5,668,579)

Accumulated Other Comprehensive Income

64,387

173,450

(2,293,888)

(1,992,529)

Total Liabilities and Stockholders’ Equity

$

1,234,883

$

1,165,942

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2008

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

2008

2007

2008

Total Income

--

--

721,712

Operating Expenses

Staff Research

37,442

41,349

1,718,915

Audit Fees

58,957

3,993

153,528

Legal and Honoraries

35,310

6,610

205,926

Office Rent

23,545

30,838

379,926

General and Administrative

36,970

63,347

4,102,000

Total Operating Expenses

192,224

146,137

6,560,295

Net Operating Income (Loss)

(192,224)

(146,137)

(5,838,583)

Other Income (Expense)

Interest Income

3

423

39,044

Insurance Indemnities

--

--

10,568

Loss on Disposal of Assets

--

--

(14,288)

Interest Expense

--

--

(39,301)

Other taxes

(75)

--

(18,315)

Total Other Income (Expense)

(72)

423

(22,292)

Net Income (Loss)

$

(192,296)

$

(145,714)

$

(5,860,875)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(109,063)

391

16,267

Change in Value of Life Insurance

--

--

12,744

Gain (Loss) in Marketable Securities

--

1,939

35,376

Net Comprehensive Income (Loss)

(109,063)

2,330

64,387

Net Income (Loss) per share

$

(0.0255)

$

(0.0194)

$

(0.7786)

Weighted Average Number of Shares Outstanding

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

AND CUMULATIVE FROM MARCH 24, 1998 TO MARCH 31, 2008

CUMULATIVE

MARCH 31

MARCH 31

1998 TO

CASH FLOWS FROM OPERATING ACTIVITIES

2008

2007

2008

Net Income

$

(192,296)

$

(145,714)

$

(5,860,875)

Adjustments to reconcile net income to net cash provided

  by operating activities:

Depreciation

--

--

73,560

Amortization

--

--

592,347

Increase (decrease) in:

Interest Receivable

--

46,453

--

Accounts Receivable

--

15,226

--

Prepaid Expenses

(2,477)

32,773

(48,153)

Inventory

(16,392)

--

(130,259)

Research and Development

--

--

(592,347)

Increase (decrease) in:

Accounts Payable

9,854

(172,565)

54,181

Accrued Liabilities

--

(8,034)

--

Accrued Payroll Taxes

39,274

--

39,274

Other Comprehensive Income

(109,063)

2,330

64,387

Net Cash Provided (Used) By Operating Activities

(271,100)

(229,531)

(5,807,885)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(1,525)

(8,670)

(12,117)

Acquisition of Fixed Assets

(9,035)

--

(87,285)

Disposal of Fixed Assets

--

--

(871,326)

Increase (decrease) in Marketable Securities

(2,288)

9,583

(18,176)

Net Cash (Used) By Investing Activities

(12,848)

913

(988,904)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

321,172

217,285

3,257,374

Payable to Related Party

--

--

177,942

Sale of Common Stock

--

--

3,502,601

Net Cash (Used) By Financing Activities

321,172

217,285

6,937,916

NET INCREASE (DECREASE) IN CASH

37,224

(11,333)

141,127

CASH AT BEGINNING OF PERIOD

103,903

96,757

--

CASH AT END OF PERIOD

$

141,127

$

85,424

$

141,127

Cash Paid for Interest

--

--

18,319

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2008

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007.

Reference is made to the Company's Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the three months ended March 31, 2008 and 2007 totaled $0 and $5,037, respectively.

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

Stock

The Company has authorized common stock and has also authorized preferred stock (see Note P).

Recently adopted accounting pronouncements.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of March 31, 2008 and 2007, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net (increase) decrease in marketable securities for the three months ended March 31, 2008 was (2,288) and for 2007 was $9,583.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of March 31, 2008 and 2007 there were no deferred tax liabilities or assets. As of March 31, 2008, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three months ended March 31, 2008 and 2007, respectively. Our net loss was $192,296 and $145,714 for the three months ended March 31, 2008 and 2007, respectively.  We reduced general and administrative expenses including rent in 2008 compared to 2007, but we incurred much higher audit and legal costs related to becoming current with our periodic reports. Most of the legal and audit  costs relate to periods before 2008, so these legal and audit costs will be lower in future periods.  The Company is in a general program of reducing expenses due to the lack of cash.

The Company invests cash in marketable securities. A portion of the Company’s current assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans and loans from another related party, and $321,471 was loaned to the Company in the March 31, 2008 quarter.  Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders, but effective marketing of its products will likely require in excess of $1 million. Shareholders and other loans total $3,435,316 as of March 31, 2008. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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