Form 10-Q
period 2008-06-30
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _________

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

Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value  $.001

           7,527,485

Title of Class

Number of Shares outstanding

at December 11, 2008

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

JUNE 30,

DECEMBER 31,

2008

2007

Current Assets

Cash and cash equivalents

$

120,339

$

103,903

Inventory

126,446

113,867

Prepaid Expenses

42,211

45,676

Marketable Securities

17,644

15,888

Total Current Assets

306,640

279,334

Fixed Assets

Vehicles

21,190

16,921

Office Furniture and Equipment

65,252

52,072

86,442

68,993

Accumulated Depreciation

(73,367)

(64,303)

Total Fixed Assets

13,075

4,690

Other Assets

Patents

871,326

871,326

Deposits

11,762

10,592

Total Other Assets

883,088

881,918

Total Assets

$

1,202,803

$

1,165,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

68,207

$

44,327

Accrued Payroll Taxes

--

--

Total Current Liabilities

68,207

44,327

Long Term Liabilities

Payable to Related Party

199,301

177,942

Loans from Shareholders

3,446,945

2,936,202

Total Long Term Liabilities

3,646,246

3,114,144

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(5,999,045)

(5,668,579)

Accumulated Other Comprehensive Income

(15,025)

173,450

(2,511,650)

(1,992,529)

Total Liabilities and Stockholders’ Equity

$

1,202,803

$

1,165,942

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2008

2007

2008

2007

JUNE 30, 2008

Income

Sales Turnover

$

--

$

--

$

--

$

--

$

258,814

Research and Development

--

--

--

--

357,332

Realization of Patents

--

--

--

--

90,734

Other Revenue

--

--

--

--

14,832

Total Income

--

--

--

--

721,712

Operating Expenses

Staff Research

73,788

73,941

36,346

32,592

1,943,980

Audit Fees

72,966

4,156

14,009

163

175,766

Legal and Honoraries

44,147

16,415

8,837

9,805

246,438

Office Rent

43,795

46,981

20,250

16,143

502,229

General and Administrative

95,704

85,113

58,734

21,766

3,830,058

Total Operating Expenses

330,400

226,606

138,176

80,469

6,698,471

Net Operating Income (Loss)

(330,400)

(226,606)

(138,176)

(80,469)

(5,976,759)

Other Income (Expense)

Interest Income

9

423

6

--

39,050

Insurance Indemnities

--

--

--

--

10,568

Loss on Disposal of Assets

--

--

--

--

(14,288)

Interest Expense

--

--

--

--

(39,301)

Other Taxes

(75)

--

--

--

(18,315)

Total Other Income (Expense)

(66)

423

6

--

(22,286)

Net Income (Loss)

$

(330,466)

$

(226,183)

$

(138,170)

$

(80,469)

$

(5,999,045)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(188,655)

265

(79,592)

(126)

(63,325)

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

--

1,939

--

--

35,376

Net Comprehensive Income (Loss)

(188,655)

2,204

(79,592)

(126)

(15,205)

Net Income (Loss) per share

(0.0439)

$

(0.0300)

$

(0.0184)

$

(0.0107)

$

(0.7970)

Weighted Average Number

of Shares Outstanding

7,527,485

7,527,485

7,527,485

7,527,485

7,527,485

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FOR THE THREE

FROM

MONTHS ENDED

MONTHS ENDED

MARCH 24, 1998

JUNE 30

JUNE 30

JUNE 30

JUNE 30

TO

2008

2007

2008

2007

JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income

$

(330,466)

$

(226,183)

$

(138,170)

$

(80,469)

$

(5,999,045)

Adjustments to reconcile net income to net cash

  provided by operating activities

Depreciation

--

--

--

--

73,367

Amortization

--

--

--

--

592,347

Increase (decrease) in:

Interest Receivable

--

46,453

--

--

--

Accounts Receivable

--

15,252

--

26

--

Prepaid Expenses

(8,419)

32,773

(5,942)

--

(42,211)

Inventory

(12,579)

--

3,813

--

(126,446)

Research and Development

--

--

--

--

(592,347)

Decrease (Increase) in:

Accounts Payable

23,880

(167,395)

14,026

5,170

68,207

Deferred Revenue

--

--

--

--

--

Accrued Liabilities

(39,274)

(8,034)

(39,274)

--

--

Other Comprehensive Income

(188.655)

2,204

(79,592)

(126)

(15,205)

Net Cash Provided (Used) By

  Operating Activities

(555,513)

(304,930)

(245,139)

(75,399)

(6,041,333)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(1,170)

(8,670)

355

--

(11,762)

Acquisition of Fixed Assets

(8,192)

--

843

--

(86,442)

Cash Used of Patent Acquisition

--

--

--

--

(871,326)

(Increase) decrease in Marketable

  Securities

(1,756)

9,583

532

--

(17,644)

Net Cash (Used) By Investing

  Activities

(11,118)

913

1,730

--

(987,174)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

561,708

298,993

201,262

81,708

3,446,945

Payable to Related Party

21,359

(5,110)

21,359

(5,110)

199,301

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing

  Activities

583,067

293,883

222,621

76,598

7,148,847

NET INCREASE (DECREASE) IN CASH

16,436

(10,134)

(20,788)

1,199

120,339

CASH AT BEGINNING OF PERIOD

103,903

96,757

141,127

85,424

--

CASH AT END OF PERIOD

$

120,339

$

86,623

$

120,339

$

86,623

$

120,339

Cash Paid for Interest

--

--

--

861

18,319

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2008

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2008, the results of operations for the three months ended June 30, 2008 and 2007, and the cash flows for the three months ended June 30, 2008 and 2007.

Reference is made to the Company's Form 10-K for the year ended December 31, 2007.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Advertising

Expenses related to specific jobs are allocated and classified as costs of goods sold. Expenses not related to specific jobs are recorded as general and administrative expenses. Advertising expense for the six months ended June 30, 2008 and 2007 totaled $10,574 and $524, respectively.

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

Recently Adopted Accounting Standards

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of June 30, 2008 and 2007, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net (increase) decrease in marketable securities for the six months ended June 30, 2008 was $(1,756) and for 2007 was $9,583

NOTE E – FIXED ASSETS

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and six months ended June 30, 2008 and 2007. Our net loss was $138,170 and $330,466 for the three and six months ended June 30, 2008, compared to a net loss of $80,469 and $226,183 for the three and six months ended June 30, 2007. We the reason for the increased loss in 2008 was legal and audit costs related to completing our periodic reports due for periods prior to 2008. We expect that in future periods these costs will be less as we file on a current basis.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans which were $561,708 in the six months ended June 30, 2008 and  $21,359 from another related party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or related parties, but effective marketing of its products will likely require in excess of $1 million. The total loans as of June 30, 2008 are $3,646,246. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have sales again.

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