Form 10-Q
period 2008-09-30
Meditecnic, Inc.
filed 2008-12-12
CIK 1058549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes [   ] No  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule

12b-2 of the Exchange Act (Check one).

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

BALANCE SHEET

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

SEPTEMBER 30,

DECEMBER 31,

Current Assets

2008

2007

Cash and cash equivalents

$

24,197

$

103,903

Interest Receivable

212

--

Inventory

120,530

113,867

Prepaid Expenses

43,688

45,676

Marketable Securities

16,818

15,888

Total Current Assets

205,445

279,334

Fixed Assets

Vehicles

19,798

16,921

Office Furniture

161,220

52,072

181,018

68,993

Accumulated Depreciation

(68,066)

(64,303)

Total Fixed Assets

112,952

4,690

Other Assets

Patents

871,326

871,326

Deposits

11,212

10,592

Total Other Assets

882,538

881,918

Total Assets

$

1,200,935

$

1,165,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

127,561

$

44,327

Total Current Liabilities

127,561

44,327

Long Term Liabilities

Payable to Related Party

193,909

177,942

Loans from Shareholders

3,336,182

2,936,202

Total Long Term Liabilities

3,530,091

3,114,144

Stockholders’ Equity

Preferred Stock (1,000 shares issued and outstanding)

1

1

Capital Stock (7,527,485 issued and outstanding)

7,528

7,528

Additional Paid In Capital

3,495,072

3,495,072

Accumulated Deficit During the Development Stage

(6,117,748)

(5,668,579)

Accumulated Other Comprehensive Income

158,431

173,450

(2,456,717)

(1,992,529)

Total Liabilities and Stockholders’ Equity

$

1,200,935

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

--

721,712

Operating Expenses

Staff Research

108,433

107,070

34,645

33,129

1,978,625

Audit Fees

76,123

4,322

7,196

166

178,923

Legal and Honoraries

56,063

23,758

11,916

7,343

258,354

Office Rent

25,724

63,390

(18,071)

16,409

484,158

General and Administrative

128,452

105,636

88,858

20,523

3,916,806

Total Operating Expenses

448,795

304,176

124,544

77,570

6,816,866

Net Operating Income (Loss)

(448,795)

(304,176)

(124,544)

(77,570)

(6,095,154)

Other Income (Expense)

Interest Income

21

423

12

--

39,062

Interest Expense

--

--

--

--

(39,301)

Loss on Disposal of Assets

--

--

--

--

(14,288)

Insurance Indemnities

--

--

--

--

10,568

Other taxes

(395)

--

(320)

--

(18,635)

Total Other Income (Expense)

(374)

423

(308)

--

(22,594)

Net Income (Loss)

$

(449,169)

$

(303,753)

$

(124,852)

$

(77,570)

$

(6,117,748)

Other Comprehensive Income (Loss)

Gains (Losses) on Exchange Rates

(24,163)

(2,961)

5,329

(3,226)

108,474

Change in Value of Life Insurance

--

--

--

--

12,744

Gain (Loss) in Marketable Securities

1,837

1,939

1,837

--

37,213

Net Other Comprehensive Income (Loss)

(22,326)

(1,022)

7,166

(3,226)

158,431

Net Income (Loss) per share

(0.0597)

$

(0.0490)

$

(0.0166)

$

(0.0103)

$

(0.8127)

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

(449,169)

$

(303,753)

$

(124,852)

$

(77,570)

$

(6,117,748)

Adjustments to reconcile net income to net cash

  provided by operating activities

Depreciation

--

--

--

--

68,066

Increase (decrease) in:

Interest Receivable

(212)

46,453

(212)

--

(212)

Accounts Receivable

--

15,252

--

--

--

Prepaid Expenses

(6,942)

33,410

1,477

637

(43,688)

Inventory

(6,663)

--

5,916

--

(120,530)

Decrease (Increase) in:

Accounts Payable

95,768

(171,716)

59,354

(4,321)

127,561

Accrued Payroll Taxes

38,124

(8,034)

--

--

--

Other Comprehensive Income

(22,326)

(1,022)

7,166

(3,226)

158,431

Net Cash Provided (Used) By

  Operating Activities

(351,420)

(389,410)

(51,151)

(84,480)

(5,928,120)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash Used for Deposit

(620)

(8,337)

550

333

(11,212)

Cash Used of Patent Acquisition

--

--

--

--

(871,326)

Acquisition of Fixed Assets

(142,683)

--

(140,955)

--

(181,018)

Increase (decrease) in Marketable

  Securities

(930)

10,178

826

595

(16,818)

Net Cash (Used) By Investing

  Activities

(144,233)

1,841

(139,579)

928

(1,080,374)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders

399,980

301,137

99,980

2,144

3,336,182

Payable to Related Party

15,967

--

(5,392)

5,110

193,909

Sale of Common Stock

--

--

--

--

3,502,601

Net Cash (Used) By Financing

  Activities

415,947

301,137

94,588

7,254

7,023,692

NET INCREASE (DECREASE) IN CASH

(79,706)

(86,432)

(96,142)

(76,298)

24,197

CASH AT BEGINNING OF PERIOD

103,903

96,757

120,339

86,623

--

CASH AT END OF PERIOD

$

24,197

$

10,325

$

24,197

$

10,325

$

24,197

Cash Paid for Interest

--

1,324

--

861

17,338

See accompanying Notes to Financial Statements.

MEDITECNIC, INC. (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2008

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

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the three and nine months ended September 30, 2008 and 2007.

Reference is made to the Company's Form 10-Kfor the year ended December 31, 2007.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Loss Per Share - Basic and Diluted

The Company follows SFAS No. 128, "Earnings Per Share".  Basic earnings per share is computed by dividing income available to common stock holders by the weighted average number of shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities including options, warrants, preferred stock or contingently issuable (or escrowed) stock, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.  There were no potential common shares included in the calculation of diluted loss per share for the three months and nine  ended September 30, 2008 and 2007, because the effect would have decreased the loss per share amount and therefore been anti-dilutive.

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

MEDITECNIC, INC., (A Development Stage Company)

(Predecessor, Viking Broadcasting Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE C – INTEREST RECEIVABLE

Interest receivable is defined as the current value of interest amounts due on trade receivables and note receivables.  The interest receivables on these financial statements consist of amounts charged to customers for financing and accrued on liquid assets.  As of September 30, 2008 and 2007, interest receivables were valued at $0 and $0.

NOTE D - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.  Net increase (decrease) in marketable securities for the nine months ended September 30, 2008 was $(930) and for 2007 was $10,178.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  As of September 30, 2006 and 2005 there were no deferred tax liabilities or assets. As of September 30, 2008, the Company had net operating loss carryforwards for federal purposes of over $150,000. The federal net operating loss carryforward have begun expiring. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company had no sales in the three and nine months ended September 30, 2008 and in the three and nine months ended September 30, 2007. Our net loss was $124,852 and $ 449,169 in the three and nine months ended September 30, 2008, compared to $77,570 and $303,753 for the three and nine months ended September 30, 2007. The increase in net loss is primarily the result of increased legal and auditing costs related to our becoming current in our filings.

In the last quarter of 2008, the Company received EU certification for its Steriloc machine, which cleans and sterilizes endoscopes. The certification standards have been upgraded several times over the last few years, and the Company has continually updated the certification. Steriloc is the only machine thus certified in the European Union for cleaning and sterilizing of endoscopes. The Company believes it will begin to have limited sales in the European Union in either the last quarter of 2008 or in the beginning of

2009. In addition, we are in discussions for distribution of the Steriloc machine in countries outside of the European Union, subject to certification in those countries. However, there can be no assurance as to when we will commence to have a significant level of sales.

The Company invests cash in marketable securities. A portion of the Company’s assets are valued in currencies other than the US dollar, primarily Swiss francs. We recognize gains and losses on the currency exchange rate changes from time to time.

The Company is being funded by shareholder loans and loans from Sonnig, a related party. Because of the Company’s lack of cash, it is unable to engage in significant marketing of its products and the Company has no sales. Management has not determined whether it can obtain loans or equity infusions from persons other than shareholders or Sonnig, but effective marketing of its products will likely require in excess of $1 million. In the nine months ended September 30, 2008 shareholders and the other related party loaned $415,947 to the Company, and the total loans as of September 30, 2008 are $3,530,091. Because of these loans and other liabilities of the Company, it has a negative shareholders’ equity. Until such time as the Company is able to obtain a substantial infusion of cash, whether from additional loans, bank lines of credit or placements of its securities, it will be unable to generate sales and is generally not able to move forward on its business plan. The Company anticipates that once it is able to have its securities listed on a trading market, that it will be able to raise sufficient funds, engage in marketing and begin to have significant sales again.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

December 15, 2008

By:/s/ Luc Badel

Luc Badel

Treasurer (chief financial officer

and accounting officer and duly

authorized officer)